Form 10-Q
period 2021-03-31
SLR HC BDC LLC
filed 2021-05-05
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-56247

SLR HC BDC LLC

(Exact name of registrant as specified in its charter)

Delaware	85-1801692
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2021, there was no established public market for the registrant’s units. The issuer had 119,453 units outstanding as of April 30, 2021.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2021

*	Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Statement of Assets and Liabilities

(in thousands, except unit amounts)

March 31, 2021 (unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $6,696)	$6,696
Cash	528
Cash equivalents (cost: $15,000)	15,000
Prepaid expenses	79

Total assets	$22,303

Liabilities
Payable for investments and cash equivalents purchased	$18,415
Revolving credit facility due March 2023 (the “Subscription Facility”) ($1,200 face amount, reported net of unamortized debt issuance costs of $250. See note 5)	950
Interest payable (see note 5)	6
Management fee payable (see note 3)	5
Administration fee payable (see note 3)	—
Other liabilities and accrued expenses	169

Total liabilities	$19,545

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (119,453 units issued and outstanding)	$3,323
Accumulated distributable net loss	(565)

Total unitholders’ capital	$2,758

Total liabilities and unitholders’ capital	$22,303

Net asset value per unit	$23.09

See notes to financial statements.

SLR HC BDC LLC

Statement of Operations (unaudited)

(in thousands, except unit amounts)

For the period January 5, 2021* to March 31, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$4
Other income from non-controlled/non-affiliated investments	1

Total investment income	5

Expenses:
Management fees (see note 3)	$5
Administration fees (see note 3)	—
Organizational expenses	229
Professional fees and expenses	153
Services fee	65
Miscellaneous expenses	34
Interest and other credit facility expenses (see note 5)	10
Other general and administrative expenses	74

Total expenses	570

Net investment loss	$(565)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated investments	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments	—

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments	—

Net Decrease in Unitholders’ Capital Resulting From Operations	$(565)

Net Loss Per Unit	$(4.73)

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

For the period January 5, 2021* to March 31, 2021
Decrease in unitholders’ capital resulting from operations:
Net investment loss	$(565)
Net realized gain	—
Net change in unrealized loss	—

Net decrease in unitholders’ capital resulting from operations	(565)

Increase (decrease) in unitholders’ capital resulting from capital activity
Contributions	3,501
Offering costs	(177)
Cancellation	(1)

Net increase in unitholders’ capital resulting from capital activity	3,323

Total increase in unitholders’ capital	2,758
Unitholders’ capital, beginning of period	—

Unitholders’ capital, end of period	$2,758

Capital unit activity (see note 7):
Units issued	119,493
Units canceled	(40)

Net increase from capital unit activity	119,453

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Statement of Cash Flows (unaudited)

(in thousands)

For the period January 5, 2021* to March 31, 2021
Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(565)
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash provided by operating activities:
Increase in operating assets:
Purchase of investments	(6,696)
Prepaid expenses	(79)
Increase in operating liabilities:
Payable for investments and cash equivalents purchased	18,415
Management fee payable	5
Interest payable	6
Other liabilities and accrued expenses	169

Net Cash Provided by Operating Activities	11,255

Cash Flows from Financing Activities:
Contributions from unitholders	3,501
Offering costs	(177)
Cancellation of units	(1)
Deferred financing costs	5
Proceeds from borrowings	945

Net Cash Provided by Financing Activities	4,273

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,528
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$4

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Schedule of Investments (unaudited)

March 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 242.8%
MMIT Holdings, LLC	IT Services	L+550	1.00%	6.50%	3/22/2021	11/16/2025	$3,484	$3,415	$3,415
SOC Telemed, Inc.(3)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	3,298	3,281	3,281

Total Bank Debt/Senior Secured Loans								$6,696	$6,696

Total Investments(4) — 242.8%								$6,696	$6,696

Cash Equivalents — 543.9%
U.S. Treasury Bill	Government				3/31/2021	5/13/2021	$15,000	$15,000	$15,000

Total Investments & Cash Equivalents —786.7%								$21,696	$21,696
Liabilities in Excess of Other Assets — (686.7%)									(18,938)

Net Assets — 100.0%									$2,758

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of March 31, 2021.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 14.7% of the total assets of the Company.

(4)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $86; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $0 and $86, respectively, based on a tax cost of $6,782. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

See notes to financial statements.

SLR HC BDC LLC

Schedule of Investments (unaudited) (continued)

March 31, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2021
IT Services	51.0%
Health Care Providers & Services	49.0%

Total Investments	100.0%

See notes to financial statements.

SLR HC BDC LLC

Notes to Financial Statements (unaudited)

March 31, 2021

(in thousands, except unit amounts)

Note 1. Organization

SLR HC BDC LLC is a Delaware limited liability company formed on July 7, 2020. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (f/k/a Solar Capital Partners, LLC) (the “Adviser”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”).

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. As of March 31, 2021, the Company has closed on $83,600 in capital commitments. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled.

The Company expects to pursue a corporate lending strategy focused on direct sourcing, underwriting and managing a diverse portfolio of private loans to U.S. healthcare companies. The Company’s principal focus is to invest in two differentiated strategies: first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper middle market healthcare companies with EBITDA between approximately $25,000 and $100,000. These loan tranches are expected to range in size from $100,000 to $300,000. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These loan tranches are expected to range in size from $25,000 to $150,000. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

The offering period of the Company is currently expected to end on February 10, 2022 (the “Offering Period”). The term of the Company is expected to be seven years from the end of the Offering Period unless the Company is terminated earlier or causes the units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange (an “Exchange Listing”) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

At any time prior to the end of the term, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange. In connection with any such exchange listing, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the Company to complete (i) an initial public offering, (ii) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act, (iii) the sale, exchange or disposition of all or a portion of the assets of the Company, or (iv) a conversion of the Company into a corporation incorporated in a state determined by the board of directors, either through a conversion in accordance with applicable law, a merger with or into an existing corporation, or otherwise, in which all units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an exchange listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries. The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal period ending on December 31, 2021.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

(i)

securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under U.S. GAAP);

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

(ii)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

(iv)	securities, loans or other instruments for which market quotes are not readily available will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

c.

the audit committee of the Board of Directors ( the “Board”) reviews the preliminary valuations of the Adviser and third party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

d.

the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third party valuation specialist, if any, that may from time to time be engaged.

The valuation principles set forth above may be modified from time to time without notice to Unitholders, in whole or in part, as determined by the Board in its sole discretion.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended March 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)

The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

(f)

Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)

Distributions to Unitholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)

The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)

In accordance with ASC 835-30, the Company reports origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. Applicable expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

(k)	The Company records expenses related to applicable equity offering costs as a charge to capital upon utilization, in accordance with ASC 946-20-25.

(l)

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

(m)	The Company records expenses directly related to its organization as incurred.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

(n)

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

Note 3. Agreements and Related Party Transactions

Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, the Adviser has been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay an administration fee to the Administrative Coordinator for such administrative and coordination services, each as defined and described further below. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.

Management Fees

The Company will pay the Adviser a management fee prior to an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Pre-Exchange Listing Management Fee”) and a management fee following an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Post-Exchange Listing Management Fee” and, together with the Pre-Exchange Listing Management Fee, the “Management Fee”). The Management Fee will be payable quarterly in arrears, as follows:

•

Pre-Exchange Listing. Prior to an Exchange Listing, the Pre-Exchange Listing Management Fee will be calculated as of the close of business on the last day of each calendar quarter in an amount equal to 1.50% per annum of Invested Capital (defined as, as of any date, the sum of (i) capital contributions to the Company used to make Portfolio Investments and (ii) the total amount of credit drawn on subscription or similarly structured credit facilities).

•

Post-Exchange Listing. Following an Exchange Listing, the Post-Exchange Listing Management Fee will be an amount equal to 1.50% per annum of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters; provided, however, the Post-Exchange Listing Management Fee will be calculated at an annual rate of 1.00% of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the value of the Company’s total net assets at the end of the immediately preceding calendar quarter.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

The Management Fee will be appropriately adjusted for any stub period. The Adviser may arrange for the Company to direct to a placement agent any portion of the incentive fee which the Adviser is owed for purposes of paying any placement fee that the Adviser owes to such placement agent.

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee.

Incentive Fee

Distributions. Prior to an Exchange Listing, the Company will make distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, prepayment fees and exit fees, other than Disposition Proceeds, less Company expenses. The Adviser will apportion each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds.

Pre-Exchange Listing Incentive Fee. Prior to an Exchange Listing, and subject to availability, the Company will cause distributable cash to be distributed to Unitholders and to be paid to the Adviser as an incentive fee (the “Pre-Exchange Listing Incentive Fee”). Amounts of Investment Proceeds apportioned to Unitholders will be divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

(i) Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as a Pre-Exchange Listing Incentive Fee, on the other hand, in the following amounts and order of priority:

(A) First, Return of Capital Contributions: 100% to such Unitholder until such Unitholders has received cumulative distributions of Investment Proceeds pursuant to this clause (A) equal to such Unitholder’s total capital contributions to the Company (including amounts contributed to pay Pre-Exchange Listing Management Fees, Pre-Exchange Listing Administration Fees (defined below), Organizational Expenses (defined below) and other Company expenses);

(B) Second, Unitholder Preferred Return: 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and clause (ii)(A) and (ii)(C) below equal to 6% per annum, compounded annually, on Unitholders’ capital contributions to the Company (including amounts contributed to pay Pre-Exchange Listing Management Fees, Pre-Exchange Listing Administration Fees, Organizational Expenses and other Company expenses), determined on the basis of all capital contributions made by such Unitholder and considering all distributions (including the subject distribution) under this “—Pre-Exchange Listing Incentive Fee” made to such Unitholder (computed from the dates that such capital contributions were due (or, if actually made later, the date on which such capital contributions were actually made) until the date that the Company, in its sole discretion, designates distributable cash as available for distribution or, if no such designation is made, the occurrence of an Event of Dissolution, as defined in the LLC Agreement) (the “Preferred Return”);

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

(C) Third, Adviser Catch Up: 100% of all remaining Disposition Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee, until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (C) and clause (ii)(B) below equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (B) above and this clause (C) and clause (ii)(A) and (ii)(B) below; and

(D) Fourth, 90%/10%: 90% of all remaining Disposition Proceeds to Unitholders and 10% of all remaining Disposition Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee.

In no event will the Adviser receive amounts of Pre-Exchange Listing Incentive Fees under clause (i)(C) and (i)(D) above in excess of the percentage of the Disposition Proceeds actually distributed to Unitholders pursuant to clause (i)(B), (i)(C) and (i)(D) above.

In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceeds 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

(ii) Current Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as a Pre-Exchange Listing Incentive Fee, on the other hand, in the following amounts and order of priority:

(A) First, Unitholder Preferred Return: 100% of all Current Proceeds to Unitholders until Unitholders have received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (A) and clause (C) below and pursuant to clause (i)(B) and clause (i)(D) above equal to the Preferred Return;

(B) Second, Adviser Catch Up: Second, 100% of all remaining Current Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (B) and clause (i)(C) above equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (A) above and this clause (B) and pursuant to clause (i)(B) and clause (i)(C) above; and

(C) Third, 90%/10%: Thereafter, 90% of all remaining Current Proceeds to Unitholders and 10% of all remaining Current Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee.

In no event will the Adviser receive amounts of Pre-Exchange Listing Incentive Fees under clause (ii)(B) and (ii)(C) above in excess of the percentage of the Current Proceeds actually distributed to Unitholders pursuant to clause (ii)(A), (ii)(B) and (ii)(C) above.

Post-Exchange Listing Incentive Fee. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as follows (the “Post-Exchange Listing Incentive Fee”):

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

(i)	Pre-Incentive Fee Net Investment Income. One part will be calculated and payable quarterly in arrears based on the net investment income for the immediately preceding calendar quarter.

a.

For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Post-Exchange Listing Management Fees, expenses payable under an administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Post-Exchange Listing Incentive Fee).

b.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6.00% annualized). The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Post-Exchange Listing Incentive Fee is also included in the amount of its gross assets used to calculate the 1.50% Post-Exchange Listing Management Fees.

c.	The Company will pay the Adviser a Post-Exchange Listing Incentive Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

i.	no Post-Exchange Listing Incentive Fee in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the quarterly hurdle rate of 1.50%;

ii.

100% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 1.875% in any calendar quarter (7.5% annualized); this portion of the Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 1.875%) is referred to herein as the “catch-up.” The “catch-up” is meant to provide the Adviser with 20% of the Company’s Pre-Incentive Fee Net Investment Income as if a hurdle did not apply if this Pre-Incentive Fee Net Investment Income exceeds 1.875% in any calendar quarter; and

iii.

20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser).

These calculations will be appropriately pro-rated for any period of less than three months.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Capital Gains Fee. The second part of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year following an Exchange Listing, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which an Exchange Listing is completed will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

Administration Fees and Expenses

Pre-Exchange Listing Administration Fees. The Company will pay SLR Capital Partners, LLC, in its capacity as the Administrative Coordinator, a fee (the “Pre-Exchange Listing Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all Portfolio Investments, including (i) any amounts reinvested in Portfolio Investments and (ii) the cost of Portfolio Investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company and (iii) certain Unitholder servicing functions.

The Pre-Exchange Listing Administration Fee will be appropriately adjusted for any stub period.

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee.

Post-Exchange Listing Administration Expenses. In connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SLR Capital Management, LLC (f/k/a Solar Capital Management, LLC) (“SCM”) pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement (together with the Pre-Exchange Listing Administration Fee, the “Administration Expenses”).

For the period ended March 31, 2021, the Company incurred $5 in Management Fees, $0 in Administration Fees and $0 in Incentive Fees.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400,000 in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in Commitments, $2,250 (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s portfolio investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. As of March 31, 2021, $177 of offering expenses were charged to capital and $229 of organizational costs were expensed.

Note 4. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).

Gains and losses for assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

The following table presents the balances of assets measured at fair value on a recurring basis, as of March 31, 2021:

Fair Value Measurements

As of March 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$6,696	$6,696

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the period ended March 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2021:

Bank Debt/Senior Secured Loans
Fair value, January 5, 2021	$—
Total gains or losses included in earnings:
Net realized gain	—
Net change in unrealized loss	—
Purchase of investment securities	6,696
Proceeds from dispositions of investment securities	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value, March 31, 2021	$6,696

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$—

Quantitative Information about Level 3 Fair Value Measurements

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values, returns on equity and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$6,696	Income Approach	Market Yield	7.1% – 8.9% (8.0%)

Note 5. Debt

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $1,200 of borrowings outstanding as of March 31, 2021 under the Subscription Facility.

The average annualized interest cost for borrowings for the period ended March 31, 2021 was 5.27%. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the Subscription Facility during the period ended March 31, 2021 was $1,200.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2021 is $978, comprised of the following:

March 31, 2021
SOC Telemed, Inc.	$582
MMIT Holdings, LLC	396

Total Commitments	$978

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

For the period January 5, 2021* to March 31, 2021
Units at beginning of period	—
Units issued	119,493
Units canceled	(40)

Units issued and outstanding at end of period	119,453

*	Commencement of operations

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period ended March 31, 2021:

For the period January 5, 2021* to March 31, 2021
Per Unit Data: (a)
Net asset value per unit, beginning of period	$—

Net investment loss	(4.73)
Net realized and unrealized gain (loss)	—

Net decrease in Unitholders’ capital resulting from operations	(4.73)
Issuance of units	29.30
Offering costs	(1.48)

Net asset value per unit, end of period	$23.09

Total Return (b)(c)	(21.19%)
Unitholders’ capital, end of period	$2,758
Units outstanding, end of period	119,453

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	(95.94)%

Operating expenses	95.13%
Interest and other credit facility expenses	1.72%

Total expenses	96.85%

Average debt outstanding	$646
Portfolio turnover ratio	0.0%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the period March 8, 2021 (date of first sale of units) through March 31, 2021 were 119,453.
(b)	Total return is based on the change in net asset value during the period beginning on March 8, 2021 (date of first sale of units). Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

March 31, 2021

(in thousands, except unit amounts)

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure in these financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the statement of assets and liabilities of SLR HC BDC LLC (the Company), including the schedule of investments, as of March 31, 2021, the related statements of operations, changes in unitholders’ capital, and cash flows for the period January 5, 2021 (commencement of operations) to March 31, 2021, and the related notes (collectively, the interim financial information). Based on our review, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York

May 5, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about SLR HC BDC LLC, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the current COVID-19 pandemic;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in Amendment No. 1 to our Form 10 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2021 (the “Form 10”), elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” in the Form 10 and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

SLR Capital Partners, LLC (the “Adviser”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”) that it has entered into with the Adviser prior to the effectiveness of the Company’s registration statement on Form 10. Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

Prior to the Company’s units being listed for trading on a national securities exchange (an “Exchange Listing”), the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). Certain other investors may also invest directly in the Company. For those investors who invest through the Access Fund, we expect the Access Fund will issue a pro rata interest to each investor in the Access Fund (the “Access Fund LPs”) that, with respect to each Access Fund LP’s investment in the Access Fund, corresponds to such Access Fund LP’s pro rata share of the Units issued by the Company to the Access Fund. To purchase an interest in the Access Fund, each Access Fund LP will be required to represent that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the 1933 Act (an “Accredited Investor”). To purchase Units, investors must be Accredited Investors and “qualified purchasers” for purposes of Section 3(c)(7) of the 1940 Act, or “knowledgeable employees” or companies owned exclusively by “knowledgeable employees” for purposes of the rules promulgated under the 1940 Act. Any sale of Units outside of the United States will be conducted in accordance with Regulation S under the 1933 Act. We expect the Access Fund will pass its voting rights in respect of any Units of the Company held by the Access Fund through to the Access Fund LPs.

The Company’s principal focus is to invest in two differentiated strategies, first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper middle market healthcare companies with EBITDA between approximately $25 million and $100 million. These loan tranches are expected to range in size from $100 million to $300 million. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These loan tranches are expected to range in size from $25 million to $150 million. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at SCP for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining appropriate diversification, the Company expects to co-invest with other vehicles managed by SCP including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SLR Senior Investment Corp. (Nasdaq: SUNS), a publicly traded BDC (“SUNS”), (iii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”) and (iv) various private funds (together with SLRC, SUNS and PCI BDC, the “SCP Funds”). The Company and the SCP Funds are under common control with SCP. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SCP will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Revenues

The Company generates revenue primarily in the form of interest income from the securities it holds and capital gains, if any, on investment securities that it may sell. Our debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly. We may also generate revenue in the form of commitment, origination, structuring fees, and fees for providing managerial assistance.

The Company’s principal focus is to invest in first lien and stretch first lien secured loans typically to upper middle market private equity-owned companies in the healthcare sector, with EBITDA between approximately $25 million and $100 million, generating significant free cash flow, and operating in the non-cyclical healthcare sub-sectors in which we have direct experience. These loan tranches are generally $100 million to $300 million. In addition, the Company intends to invest a portion of its assets in loans to late stage drug and medical device development companies. The Company will seek to leverage the significant capital base of the SCP platform to co-invest alongside other SCP managed investment vehicles enabling the Company to participate in larger, more attractive upper middle-market financings and have more control over structuring through greater ownership of a financing tranche.

Expenses

The Company will (directly or indirectly) bear:

(i)

all of its fees, costs, expenses and liabilities, all of its investment-related fees, costs, expenses and liabilities (including with respect to amounts incurred prior to the Company’s initial closing) and all of its other operating fees, costs, expenses and liabilities, including all fees, due diligence costs and other fees, costs, expenses and liabilities related to the identification, sourcing, evaluation, pursuit, acquisition, holding, appraisals, asset management, restructuring and disposing of investments, including all reasonable travel-related fees, costs, expenses and liabilities, including lodging and meals, all fees, costs, expenses and liabilities of legal counsel and financial and other advisers incurred in connection therewith, all fees, costs, expenses and liabilities of information technology services relating to the ongoing management of investments, and all other investment-related fees, costs, expenses and liabilities (to the extent not reimbursed by the relevant portfolio company);

(ii)

all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of Unitholders, delivery costs and expenses in connection with reporting obligations and communications and compliance services;

(iii)

all fees, costs, expenses and liabilities relating to insurance policies (including director and officer liability insurance) maintained by or for the Company, including in respect of Portfolio Investments and/or personnel of the Adviser, the Adviser in its capacity as Administrative Coordinator and their affiliates;

(iv)	other administrative fees, costs, and liabilities;

(v)

all fees, costs, expenses and liabilities of brokers, transaction finders and other intermediaries, including brokerage commissions and spreads, and all other transaction-related fees, costs, expenses and liabilities, including reverse break-up fees

(vi)	all fees, costs, expenses and liabilities relating to derivatives and hedging transactions;

(vii)

all principal amounts of, and interest expense on, borrowings and guarantees, and all other fees, costs, expenses and liabilities arising out of borrowings and guarantees, including the arranging and maintenance thereof, whether incurred by the Company or incurred or facilitated by a special purpose vehicle that makes Portfolio Investments;

(viii)	management fees;

(ix)	administration expenses;

(x)	all fees, costs, expenses and liabilities incurred through the use or engagement of Service Providers;

(xi)	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)

all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)	all fees, costs, expenses and liabilities relating to legal, governance and regulatory compliance and filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by a placement agent);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities of liquidating the Company;

(xviii)	transfer agent services;

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator.

(xx)

all fees, costs, expenses and liabilities of the independent directors, including resources retained by the independent directors, or on their behalf, while representing and/or acting on behalf of all Unitholders; and

(xxi)	all fees, costs, expenses and liabilities related to an exchange listing (including any transactions effectuated in connection therewith) or other business combination.

In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350,000,000, the Operating Expense Cap will be equal to $2,125,000. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s portfolio investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, as of March 31, 2021, $0.2 million of offering expenses were charged to capital and $0.2 million of organizational costs were expensed.

Portfolio and Investment Activity

During the period ended March 31, 2021, we invested $6.7 million across 2 portfolio companies. No investments were sold or prepaid during the period ended March 31, 2021.

At March 31, 2021, our portfolio consisted of 2 portfolio companies and was invested 100.0% directly in senior secured loans, in each case, measured at fair value.

At March 31, 2021, 100% of our income producing investment portfolio was floating rate, measured at fair value.

Critical Accounting Policies

The preparation of the financial statements in accordance with U.S. GAAP will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. Actual results could materially differ from those estimates, which the Company will evaluate on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future financial statements.

Valuation of Portfolio Investments

The Company’s NAV will be calculated periodically by the Adviser or its delegate, and approved by the Board, by taking the value of the Portfolio Investments and other assets of the Company and subtracting all liabilities, including accrued expenses.

It is anticipated that in respect of many of the Company’s assets, readily available market quotations will not be obtainable and that such assets will be valued at fair value.

For purposes of calculating the NAV, the Company’s assets will generally be valued as follows:

(i)

securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under U.S. GAAP);

(ii)	exchange-traded options, futures, options on futures and warrants will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

(iv)	securities, loans or other instruments for which market quotes are not readily available will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

c.

the audit committee of the Board reviews the preliminary valuation recommendations of the Adviser and third party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

d.

the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Adviser, the audit committee, and the third party valuation specialist, if any, that may from time to time be engaged.

Investments in all asset classes will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors.

Accounting Standards Codification (“ASC”) Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

The valuation principles set forth above may be modified from time to time without notice to Unitholders, in whole or in part, as determined by the Board in its sole discretion.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2021, the Company held $1.2 million of senior securities, for an asset coverage ratio of 329.9%.

Taxation as a Regulated Investment Company (“RIC”)

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually thereafter. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

Results of Operations

Results are shown for the period January 5, 2021 (commencement of operations) to March 31, 2021:

Investment Income

For the period ended March 31, 2021, gross investment income totaled $5 thousand.

Expenses

Net expenses totaled $570 thousand for the period ended March 31, 2021, of which $5 thousand were management fees and administration fees and $10 thousand were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $555 thousand for the period ended March 31, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $565 thousand, or $4.73 per average unit, for the period ended March 31, 2021.

Net Realized Gain

The Company had no investment sales and prepayments for the period ended March 31, 2021. Net realized gain over the same periods totaled $0.

Net Change in Unrealized Loss

For the period ended March 31, 2021, net change in unrealized loss on the Company’s assets totaled $0.

Net Decrease in Unitholders’ Capital Resulting From Operations

For the period ended March 31, 2021, the Company had a net decrease in Unitholders’ capital resulting from operations of $565 thousand. For the same period, loss per average unit was $4.73.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period ended March 31, 2021, on a net basis, the Company sold and issued 119,453 common units at an average price of $29.30 per unit, for net proceeds of $3.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $80.1 million at March 31, 2021.

Debt

Subscription Facility—On March 19, 2021, the Company established the $25.0 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. There were $1.2 million of borrowings outstanding as of March 31, 2021 under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $15 million of cash equivalents as of March 31, 2021.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we intend to pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services, each as defined and described further below. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

	Payments due by Period as of March 31, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility (1)	$1.2	$—	$1.2	$—	$—

(1)	At March 31, 2021, we had a total of $23.8 million of unused borrowing capacity under our credit facility, subject to borrowing base limits.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement. Any new investment advisory agreement would also be subject to approval by our Unitholders.

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2021:

March 31, 2021
(in millions)
SOC Telemed, Inc.	$0.6
MMIT Holdings, LLC	0.4

Total Commitments	$1.0

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Related Parties

We have entered into the Investment Management Agreement with the Adviser pursuant to which we will pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a virtual meeting on September 16, 2020 to consider and approve the Investment Management Agreement and related matters. In reliance on certain exemptive relief provided by the SEC in connection with the global COVID-19 pandemic, the Board undertook to ratify the Investment Management Agreement at its next in-person meeting. Subject to certain restrictions, the Investment Management Agreement will remain in effect for a period of two years from February 1, 2021, the date it first became effective, and will remain in effect from year to year thereafter if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.

Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SLR Senior Investment Corp. and SCP Private Credit Income BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the period ended March 31, 2021, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately two cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase in Net Investment Income Per Unit Per Year	$0.02	$0.14

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and the Adviser are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 22, 2021 filing of Amendment No. 1 to our registration statement on Form 10 (the “Form 10”), which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended March 31, 2021 to the risk factors discussed in “Risk Factors” in the Form 10.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s formation, the Company issued and sold 40 Units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1,000 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. On March 8, 2021, the Company issued and sold approximately 119,453 Units to its investors (other than the Initial Unitholder) for an aggregate offering price of $3,500,000, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. Prior to the issuance of Units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled.

Each purchaser of Units in the offering will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the 1933 Act or, in the case of Units sold outside the United States, is not a “U.S. person” in accordance with Regulation S of the 1933 Act, (ii) is a “qualified purchaser” for purposes of Section 3(c)(7) of the 1940 Act or a “knowledgeable employee” or company owned exclusively by a “knowledgeable employee” for purposes of the rules promulgated under the 1940 Act and (iii) is acquiring the Units purchased by it for investment and not with a view to resale or distribution.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

10.1	Form of Investment Management Agreement with Solar Capital Partners, LLC(1)

10.2	Custody Agreement by and between Solar Capital Ltd, Solar Senior Capital Ltd. and Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A(1)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer (Principal Financial and Accounting Officer)