Form 10-Q
period 2021-06-30
SLR HC BDC LLC
filed 2021-08-03
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

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

As of June 30, 2021, there was no established public market for the registrant’s units. The issuer had 211,704 units outstanding as of July 30, 2021.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021

*	Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Statement of Assets and Liabilities

(in thousands, except unit amounts)

June 30, 2021 (unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $10,647)	$10,704
Cash	438
Cash equivalents (cost: $39,999)	39,999
Interest receivable	69
Prepaid expenses	57

Total assets	$51,267

Liabilities
Payable for cash equivalents purchased	$39,999
Revolving credit facility due March 2023 (the “Subscription Facility”) ($6,500 face amount, reported net of unamortized debt issuance costs of $310. See note 5)	6,190
Interest payable (see note 5)	12
Management fee payable (see note 3)	50
Administration fee payable (see note 3)	2
Other liabilities and accrued expenses	372

Total liabilities	$46,625

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (211,704 units issued and outstanding)	$5,323
Accumulated distributable net loss	(681)

Total unitholders’ capital	$4,642

Total liabilities and unitholders’ capital	$51,267

Net asset value per unit	$21.92

See notes to financial statements.

SLR HC BDC LLC

Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended June 30, 2021	For the period January 5, 2021* to June 30, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$182	$186
Other income from non-controlled/non-affiliated investments	—	1

Total investment income	182	187

Expenses:
Management fees (see note 3)	$45	$50
Administration fees (see note 3)	2	2
Interest and other credit facility expenses (see note 5)	98	108
Organizational expenses	—	229
Professional fees and expenses	33	186
Services fee	68	133
Miscellaneous expenses	19	53
Other general and administrative expenses	90	164

Total expenses	355	925

Net investment loss	$(173)	$(738)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments	$—	$—
Net change in unrealized gain on non-controlled/non-affiliated investments	57	57

Net realized and unrealized gain on non-controlled/non-affiliated investments	57	57

Net Decrease in Unitholders’ Capital Resulting From Operations	$(116)	$(681)

Net Loss Per Unit	$(0.87)	$(5.18)

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended June 30, 2021	For the period January 5, 2021* to June 30, 2021
Decrease in unitholders’ capital resulting from operations:
Net investment loss	$(173)	$(738)
Net realized loss	—	—
Net change in unrealized gain	57	57

Net decrease in unitholders’ capital resulting from operations	(116)	(681)

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	2,000	5,501
Less offering costs	—	(177)
Cancellation	—	(1)

Net increase in unitholders’ capital resulting from capital activity	2,000	5,323

Total increase in unitholders’ capital	1,884	4,642
Unitholders’ capital, beginning of period	2,758	—

Unitholders’ capital, end of period	$4,642	$4,642

Capital unit activity (see note 7):
Units issued	92,251	211,744
Units canceled	—	(40)

Net increase from capital unit activity	92,251	211,704

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Statement of Cash Flows (unaudited)

(in thousands)

For the period January 5, 2021* to June 30, 2021
Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(681)
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized loss on investments and cash equivalents	—
Net change in unrealized gain on investments	(57)
Increase in operating assets:
Purchase of investments	(11,029)
Net accretion of discount on investments	(13)
Proceeds from disposition of investments	395
Interest receivable	(69)
Prepaid expenses	(57)
Increase in operating liabilities:
Payable for cash equivalents purchased	39,999
Management fee payable	50
Administration fee payable	2
Interest payable	12
Other liabilities and accrued expenses	372

Net Cash Provided by Operating Activities	28,924

Cash Flows from Financing Activities:
Contributions from unitholders	5,501
Offering costs	(177)
Cancellation of units	(1)
Deferred financing costs	38
Proceeds from borrowings	8,452
Repayment of borrowings	(2,300)

Net Cash Provided by Financing Activities	11,513

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,437
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,437

Supplemental disclosure of cash flow information:
Cash paid for interest	$96

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 230.6%
BayMark Health Services, Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	$1,779	$1,761	$1,761
MMIT Holdings, LLC	IT Services	L+550	1.00%	6.50%	3/22/2021	11/16/2025	3,476	3,409	3,476
Rezolute, Inc.	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	619	614	612
SOC Telemed, Inc.(3)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	2,910	2,903	2,895
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	1,995	1,960	1,960

Total Bank Debt/Senior Secured Loans								$10,647	$10,704

Total Investments(4) — 230.6%								$10,647	$10,704

Cash Equivalents — 861.7%
U.S. Treasury Bill	Government				6/30/2021	8/24/2021	$40,000	$39,999	$39,999

Total Investments & Cash Equivalents — 1092.3%								$50,646	$50,703
Liabilities in Excess of Other Assets — (992.3%)									(46,061)

Net Assets — 100.0%									$4,642

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of June 30, 2021.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 5.6% of the total assets of the Company.

(4)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $75; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $0 and $75, respectively, based on a tax cost of $10,779. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

See notes to financial statements.

SLR HC BDC LLC

Schedule of Investments (unaudited) (continued)

June 30, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2021
Health Care Providers & Services	43.5%
IT Services	32.5%
Health Care Equipment & Supplies	18.3%
Biotechnology	5.7%

Total Investments	100.0%

See notes to financial statements.

SLR HC BDC LLC

Notes to Financial Statements (unaudited)

June 30, 2021

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. As of June 30, 2021, the Company has closed on $83,600 in capital commitments. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of June 30, 2021, $5,500 of capital commitments were drawn and $78,100 were unfunded.

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

June 30, 2021

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

June 30, 2021

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

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended June 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, the Company incurred $45 and $50, respectively, in Management Fees, $2 and $2, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

June 30, 2021

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. As of June 30, 2021, $177 of offering expenses were charged to capital and $229 of organizational costs were expensed.

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

June 30, 2021

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of June 30, 2021:

Fair Value Measurements

As of June 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$10,704	$10,704

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2021:

Bank Debt/Senior Secured Loans
Fair value, March 31, 2021	$6,696
Total gains or losses included in earnings:
Net realized loss	—
Net change in unrealized gain	57
Purchase of investment securities	4,346
Proceeds from dispositions of investment securities	(395)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value, June 30, 2021	$10,704

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$57

Bank Debt/Senior Secured Loans
Fair value, January 5, 2021	$—
Total gains or losses included in earnings:
Net realized loss	—
Net change in unrealized gain	57
Purchase of investment securities	11,042
Proceeds from dispositions of investment securities	(395)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value, June 30, 2021	$10,704

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$57

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$10,704	Income Approach	Market Yield	6.5% – 10.3% (7.5%)

Note 5. Debt

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2021, there were $6,500 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the period March 19, 2021 (commencement of the Subscription Facility) to June 30, 2021 was 3.30%. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the Subscription Facility during the period March 19, 2021 (commencement of the Subscription Facility) to June 30, 2021 was $7,000.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2021 is $7,196, comprised of the following:

June 30, 2021
Smile Doctors LLC	$4,634
SOC Telemed, Inc.	970
Rezolute, Inc.	619
BayMark Health Services, Inc.	445
MMIT Holdings, LLC	396
SunMed Group Holdings, LLC	132

Total Commitments	$7,196

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2021	For the period January 5, 2021* to June 30, 2020
Units at beginning of period	119,453	—
Units issued	92,251	211,744
Units canceled	—	(40)

Units issued and outstanding at end of period	211,704	211,704

*	Commencement of operations

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period January 5, 2021 (commencement of operations) to June 30, 2021:

For the period January 5, 2021* to June 30, 2021
Per Unit Data: (a)
Net asset value per unit, beginning of period	$—

Net investment loss	(5.61)
Net realized and unrealized gain	0.43

Net decrease in Unitholders’ capital resulting from operations	(5.18)
Issuance of units	28.45 **
Offering costs	(1.35)

Net asset value per unit, end of period	$21.92

Total Return (b)(c)	(15.61%)

Unitholders’ capital, end of period	$4,642

Units outstanding, end of period	211,704

Ratios to average net assets of Unitholders’ Capital (c):
Net investment loss	(39.40)%

Operating expenses	43.61%
Interest and other credit facility expenses	5.76%

Total expenses	49.37%

Average debt outstanding	$4,168
Portfolio turnover ratio	7.7%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the period March 8, 2021 (date of first sale of units) through June 30, 2021 were 131,486.
(b)	Total return is based on the change in net asset value during the period beginning on March 8, 2021 (date of first sale of units). Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations
**

Includes the impact of the different unit amounts used in calculating per unit data as a result of calculating certain per unit data based upon the weighted average units outstanding during the period and certain per unit data based on the units outstanding as of a period end.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

June 30, 2021

(in thousands, except unit amounts)

Note 9. Subsequent Events

On August 3, 2021, the Company delivered a capital drawdown notice to its members relating to the sale of approximately 139,000 of the Company’s units (the “Units”), for an aggregate offering price of $3,000. The sale is expected to close on or about August 17, 2021.

The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the amended and restated limited liability company agreement (the “LLC Agreement”) entered into by the Company and the members. Under the terms of the Subscription Agreement and the LLC Agreement, the members are required to fund drawdowns to purchase Units up to the amount of their capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to the members.

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no additional subsequent events that require recognition or disclosure in these financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the statement of assets and liabilities of SLR HC BDC LLC (the Company), including the schedule of investments, as of June 30, 2021, the related statements of operations and changes in unitholders’ capital for the three-month period ended June 30, 2021 and for the period January 5, 2021 (commencement of operations) to June 30, 2021, the related statement of cash flows for the period January 5, 2021 to June 30, 2021, and the related notes (collectively, the interim financial information). Based on our review, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

(signed) KPMG LLP

New York, New York

August 3, 2021

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

Overview

The Company was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Recent Developments

On August 3, 2021, the Company delivered a capital drawdown notice to its members relating to the sale of approximately 139,000 of the Company’s units (the “Units”), for an aggregate offering price of $3 million. The sale is expected to close on or about August 17, 2021.

The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the amended and restated limited liability company agreement (the “LLC Agreement”) entered into by the Company and the members. Under the terms of the Subscription Agreement and the LLC Agreement, the members are required to fund drawdowns to purchase Units up to the amount of their capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to the members.

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, as of June 30, 2021, $0.2 million of offering expenses were charged to capital and $0.2 million of organizational costs were expensed.

Portfolio and Investment Activity

During the three months ended June 30, 2021, we invested $4.3 million across 3 portfolio companies. Investments sold or prepaid during the three months ended June 30, 2021 totaled $0.4 million.

At June 30, 2021, our portfolio consisted of 5 portfolio companies and was invested 100.0% directly in senior secured loans, in each case, measured at fair value.

At June 30, 2021, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2021, the Company held $6.5 million of senior securities, for an asset coverage ratio of 171.4%.

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

Results of Operations

Results are shown for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021:

Investment Income

For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, gross investment income totaled $182 thousand and $187 thousand, respectively.

Expenses

Expenses totaled $355 thousand and $925 thousand, respectively, for the three months ended June, 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, of which $47 thousand and $52 thousand, respectively, were management fees and administration fees and $98 thousand and $108 thousand, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $210 thousand and $765 thousand, respectively, for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $173 thousand and $738 thousand, or $1.29 and $5.61 per average unit, respectively, for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $0.4 million for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021. Net realized loss over the same periods totaled less than $1 thousand.

Net Change in Unrealized Gain

For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, net change in unrealized gain on the Company’s assets totaled $57 thousand. Net unrealized gain for the periods was primarily due to appreciation on our investment in MMIT Holdings, LLC.

Net Decrease in Unitholders’ Capital Resulting From Operations

For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, the Company had a net decrease in Unitholders’ capital resulting from operations of $116 thousand and $681 thousand, respectively. For the same periods, loss per average unit was $0.87 and $5.18, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to June 30, 2021, on a net basis, the Company sold and issued 211,704 common units at an average price of $25.98 per unit, for net proceeds of $5.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $78.1 million at June 30, 2021.

Debt

Subscription Facility—On March 19, 2021, the Company established the $25.0 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2021, there were $6.5 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $40 million of cash equivalents as of June 30, 2021.

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

	Payments due by Period as of June 30, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility (1)	$6.5	$—	$6.5	$—	$—

(1)	At June 30, 2021, we had a total of $18.5 million of unused borrowing capacity under our credit facility, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2021:

June 30, 2021
(in millions)
Smile Doctors LLC	$4.6
SOC Telemed, Inc.	1.0
Rezolute, Inc.	0.6
BayMark Health Services, Inc.	0.5
MMIT Holdings, LLC	0.4
SunMed Group Holdings, LLC	0.1

Total Commitments	$7.2

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the period January 5, 2021 (commencement of operations) to June 30, 2021, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately four cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eight cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase in Net Investment Income Per Unit Per Year	$0.04	$(0.08)

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 22, 2021 filing of Amendment No. 1 to our registration statement on Form 10 (the “Form 10”), which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended June 30, 2021 to the risk factors discussed in “Risk Factors” in the Form 10.

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

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s formation, the Company issued and sold 40 Units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1,000 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. On March 8, 2021, the Company issued and sold approximately 119,453 Units to its investors (other than the Initial Unitholder) for an aggregate offering price of $3,500,000, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. Prior to the issuance of Units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. On June 16, 2021, the Company issued and sold approximately 92,251 Units to its investors for an aggregate offering price of $2,000,000, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On August 3, 2021, the Company delivered a capital drawdown notice to its members relating to the sale of approximately 139,000 of the Company’s units (the “Units”), for an aggregate offering price of $3 million. The sale is expected to close on or about August 17, 2021.

The sale of Units is being made pursuant to a subscription agreement (the “Subscription Agreement”) and the amended and restated limited liability company agreement (the “LLC Agreement”) entered into by the Company and the members. Under the terms of the Subscription Agreement and the LLC Agreement, the members are required to fund drawdowns to purchase Units up to the amount of their capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to the members.

The issuance and sale of the Units are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

10.1	Form of Investment Management Agreement with Solar Capital Partners, LLC(1)

10.2	Custody Agreement by and between Solar Capital Ltd, Solar Senior Capital Ltd. and Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A(1)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner (3)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.
(3)	Previously filed in connection with the Registrant’s report on Form 10-Q filed on May 5, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2021.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)