Form 10-Q
period 2021-09-30
SLR HC BDC LLC
filed 2021-11-03
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

As of September 30, 2021, there was no established public market for the registrant’s units. The issuer had 351,301 units outstanding as of October 29, 2021.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statement of Assets and Liabilities as of September 30, 2021 (unaudited)	3
	Statement of Operations for the three months ended September 30, 2021 and the period January 5, 2021* to September 30, 2021 (unaudited)	4
	Statement of Changes in Unitholders’ Capital for the three months ended September 30, 2021 and the period January 5, 2021* to September 30, 2021 (unaudited)	5
	Statement of Cash Flows for the period January 5, 2021* to September 30, 2021 (unaudited)	6
	Schedule of Investments as of September 30, 2021 (unaudited)	7
	Notes to Financial Statements (unaudited)	9
	Report of Independent Registered Public Accounting Firm	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1a.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
SIGNATURES		43

*	Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Statement of Assets and Liabilities

(in thousands, except unit amounts)

September 30, 2021 (unaudited)

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $16,412)	$16,440
Cash	446
Cash equivalents (cost: $30,000)	30,000
Interest receivable	107
Prepaid expenses	35
Receivable for investments sold	7

Total assets	$47,035

Liabilities
Payable for cash equivalents purchased	$30,000
Revolving credit facility due March 2023 (the “Subscription Facility”) ($9,200 face amount, reported net of unamortized debt issuance costs of $264. See note 5)	8,936
Management fee payable (see note 3)	116
Administration fee payable (see note 3)	3
Interest payable (see note 5)	30
Other liabilities and accrued expenses	404

Total liabilities	$39,489

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (351,301 units issued and outstanding)	$8,323
Accumulated distributable net loss	(777)

Total unitholders’ capital	$7,546

Total liabilities and unitholders’ capital	$47,035

Net asset value per unit	$21.48

See notes to financial statements.

SLR HC BDC LLC

Statement of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended September 30, 2021	For the period January 5, 2021* to September 30, 2021

Investment Income:
Interest income from non-controlled/non-affiliated investments	$325	$511
Other income from non-controlled/non-affiliated investments	—	1

Total investment income	325	512

Expenses:
Management fees (see note 3)	$66	$116
Administration fees (see note 3)	3	5
Interest and other credit facility expenses (see note 5)	127	235
Organizational expenses	—	229
Professional fees and expenses	28	214
Services fee	69	202
Audit expenses	37	88
Other general and administrative expenses	60	226

Total expenses	390	1,315

Net investment loss	$(65)	$(803)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments	$(2)	$(2)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments	(29)	28

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments	(31)	26

Net Decrease in Unitholders’ Capital Resulting From Operations	$(96)	$(777)

Net Loss Per Unit	$(0.34)	$(3.93)

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Statement of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended September 30, 2021	For the period January 5, 2021* to September 30, 2021

Decrease in unitholders’ capital resulting from operations:
Net investment loss	$(65)	$(803)
Net realized loss	(2)	(2)
Net change in unrealized gain (loss)	(29)	28

Net decrease in unitholders’ capital resulting from operations	(96)	(777)

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	3,000	8,501
Less offering costs	—	(177)
Cancellation	—	(1)

Net increase in unitholders’ capital resulting from capital activity	3,000	8,323

Total increase in unitholders’ capital	2,904	7,546
Unitholders’ capital, beginning of period	4,642	—

Unitholders’ capital, end of period	$7,546	$7,546

Capital unit activity (see note 7):
Units issued	139,597	351,341
Units canceled	—	(40)

Net increase from capital unit activity	139,597	351,301

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Statement of Cash Flows (unaudited)

(in thousands)

For the period January 5, 2021* to September 30, 2021

Cash Flows from Operating Activities:
Net decrease in unitholders’ capital resulting from operations	$(777)
Adjustments to reconcile net decrease in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized loss on investments and cash equivalents	2
Net change in unrealized gain on investments	(28)
Increase in operating assets:
Purchase of investments	(20,201)
Net accretion of discount on investments	(29)
Proceeds from disposition of investments	3,816
Interest receivable	(107)
Prepaid expenses	(35)
Receivable for investments sold	(7)
Increase in operating liabilities:
Payable for cash equivalents purchased	30,000
Management fee payable	116
Administration fee payable	3
Interest payable	30
Other liabilities and accrued expenses	404

Net Cash Provided by Operating Activities	13,187

Cash Flows from Financing Activities:
Contributions from unitholders	8,501
Offering costs	(177)
Cancellation of units	(1)
Deferred financing costs	84
Proceeds from borrowings	11,152
Repayment of borrowings	(2,300)

Net Cash Provided by Financing Activities	17,259

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,446

Supplemental disclosure of cash flow information:
Cash paid for interest	$205

*	Commencement of operations

See notes to financial statements.

SLR HC BDC LLC

Schedule of Investments (unaudited)

September 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans — 217.9%
Axcella Health Inc.	Pharmaceuticals	L+860	0.10%	8.70%	9/2/2021	9/1/2026	$1,007	$1,008	$1,007
BayMark Health Services, Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	1,908	1,890	1,908
Glooko, Inc.	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	907	903	903
MMIT Holdings, LLC	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	2,795	2,752	2,752
Plastics Management, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	1,871	1,843	1,843
Rezolute, Inc.	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	619	616	615
RQM+ Corp.	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	1,795	1,777	1,777
Smile Doctors LLC	Personal Products	L+600	1.00%	7.00%	9/23/2021	10/6/2022	724	710	724
SOC Telemed, Inc.	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	2,910	2,911	2,910
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	2,037	2,002	2,001

Total Bank Debt/Senior Secured Loans								$16,412	$16,440

Total Investments(3)(4) — 217.9%								$16,412	$16,440

Cash Equivalents — 397.5%
U.S. Treasury Bill	Government				9/30/2021	11/23/2021	$30,000	$30,000	$30,000

Total Investments & Cash Equivalents — 615.4%								$46,412	$46,440
Liabilities in Excess of Other Assets — (515.4%)									(38,894)

Net Assets — 100.0%									$7,546

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of September 30, 2021.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(3)	As of September 30, 2021, there were no non-qualifying assets in the portfolio.
(4)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $135; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $0 and $135, respectively, based on a tax cost of $16,575. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

See notes to financial statements.

SLR HC BDC LLC

Schedule of Investments (unaudited) (continued)

September 30, 2021

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2021

Health Care Providers & Services	40.5%
IT Services	16.7%
Health Care Equipment & Supplies	12.2%
Life Sciences Tools & Services	10.8%
Pharmaceuticals	6.1%
Health Care Technology	5.5%
Personal Products	4.4%
Biotechnology	3.8%

Total Investments	100.0%

See notes to financial statements.

SLR HC BDC LLC

Notes to Financial Statements (unaudited)

September 30, 2021

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. As of September 30, 2021, the Company has closed on $83,850 in capital commitments. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of September 30, 2021, $8,500 of capital commitments were drawn and $75,350 were unfunded.

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

September 30, 2021

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

September 30, 2021

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

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended September 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2021

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

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company will consolidate its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

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

(k)	The Company records expenses related to applicable equity offering costs as a charge to capital upon the sale of units, in accordance with ASC 946-20-25.

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

For the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021, the Company incurred $66 and $116, respectively, in Management Fees, $3 and $5, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2021

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. As of September 30, 2021, $177 of offering expenses were charged to capital and $229 of organizational costs were expensed.

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

September 30, 2021

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

The following table presents the balances of assets measured at fair value on a recurring basis, as of September 30, 2021:

Fair Value Measurements

As of September 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$16,440	$16,440

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2021:

Bank Debt/Senior Secured Loans

Fair value, June 30, 2021	$10,704
Total gains or losses included in earnings:
Net realized loss	—
Net change in unrealized loss	(29)
Purchase of investment securities	9,188
Proceeds from dispositions of investment securities	(3,423)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value, September 30, 2021	$16,440

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(29)

Bank Debt/Senior Secured Loans

Fair value, January 5, 2021	$—
Total gains or losses included in earnings:
Net realized loss	—
Net change in unrealized gain	28
Purchase of investment securities	20,230
Proceeds from dispositions of investment securities	(3,818)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value, September 30, 2021	$16,440

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$28

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2021

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2021	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)

Bank Debt / Senior Secured Loans	Asset	$16,440	Income Approach	Market Yield	6.8% –12.4% (8.1%	)

Note 5. Debt

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2021, there were $9,200 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the period March 19, 2021 (commencement of the Subscription Facility) to September 30, 2021 was 3.16%. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the Subscription Facility during the period March 19, 2021 (commencement of the Subscription Facility) to September 30, 2021 was $9,200.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2021 is $12,468, comprised of the following:

September 30, 2021

Smile Doctors LLC	$3,910
Glooko, Inc.	2,722
BayMark Health Services, Inc.	2,333
Plastics Management, LLC	1,161
SOC Telemed, Inc.	970
Rezolute, Inc.	619
RQM+ Corp.	414
MMIT Holdings, LLC	249
SunMed Group Holdings, LLC	90

Total Commitments	$12,468

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2021	For the period January 5, 2021* to September 30, 2021

Units at beginning of period	211,704	—
Units issued	139,597	351,341
Units canceled	—	(40)

Units issued and outstanding at end of period	351,301	351,301

*	Commencement of operations

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2021

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period January 5, 2021 (commencement of operations) to September 30, 2021:

For the period January 5, 2021* to September 30, 2021

Per Unit Data: (a)
Net asset value per unit, beginning of period	$—

Net investment loss	(4.07)
Net realized and unrealized gain	0.13

Net decrease in Unitholders’ capital resulting from operations	(3.94)
Issuance of units	26.32 **
Offering costs	(0.90)

Net asset value per unit, end of period	$21.48

Total Return (b)(c)	(11.22)%

Unitholders’ capital, end of period	$7,546

Units outstanding, end of period	351,301

Ratios to average net assets of Unitholders’ Capital (c):
Net investment loss	(24.16)%

Operating expenses	32.50%
Interest and other credit facility expenses	7.08%

Total expenses	39.58%

Average debt outstanding	$5,574
Portfolio turnover ratio	47.5%

(a)	Calculated using the average units outstanding method. Weighted average units outstanding for the period March 8, 2021 (date of first sale of units) through September 30, 2021 were 197,485.

(b)	Total return is based on the change in net asset value during the period beginning on March 8, 2021 (date of first sale of units). Total return does not include a sales load.

(c)	Not annualized for periods less than one year.

*	Commencement of operations

**

Includes the impact of the different unit amounts used in calculating per unit data as a result of calculating certain per unit data based upon the weighted average units outstanding during the period and certain per unit data based on the units outstanding as of a period end.

SLR HC BDC LLC

Notes to Financial Statements (unaudited) (continued)

September 30, 2021

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

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the statement of assets and liabilities of SLR HC BDC LLC (the Company), including the schedule of investments, as of September 30, 2021, the related statements of operations and changes in unitholders’ capital for the three-month period ended September 30, 2021 and for the period January 5, 2021 (commencement of operations) to September 30, 2021, the related statement of cash flows for the period January 5, 2021 to September 30, 2021, and the related notes (collectively, the interim financial information). Based on our review, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 3, 2021

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

Overview

The Company was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

None.

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

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, as of September 30, 2021, $0.2 million of offering expenses were charged to capital and $0.2 million of organizational costs were expensed.

Portfolio and Investment Activity

During the three months ended September 30, 2021, we invested $9.2 million across 8 portfolio companies. Investments sold or prepaid during the three months ended September 30, 2021 totaled $3.5 million.

At September 30, 2021, our portfolio consisted of 10 portfolio companies and was invested 100.0% directly in senior secured loans, in each case, measured at fair value.

At September 30, 2021, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

For purposes of calculating the NAV, the Company’s assets will generally be valued as described in Note 2(b) to the Company’s Financial Statements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2021, the Company held $9.2 million of senior securities, for an asset coverage ratio of 182.0%.

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

Results of Operations

Results are shown for the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021:

Investment Income

For the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021, gross investment income totaled $0.3 million and $0.5 million, respectively.

Expenses

Expenses totaled $0.4 million and $1.3 million, respectively, for the three months ended September, 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021, of which $0.07 million and $0.12 million, respectively, were management fees and administration fees and $0.13 million and $0.24 million, respectively, were interest and other credit facility expenses. Organization, Services fee and other general and administrative expenses totaled $0.19 million and $0.96 million, respectively, for the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $0.1 million and $0.8 million, or $0.23 and $4.06 per average unit, respectively, for the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $3.5 million and $3.9 million, respectively, for the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021. Net realized loss over the same periods totaled $2 thousand.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021, net change in unrealized gain (loss) on the Company’s assets totaled ($29) thousand and $28 thousand. Net unrealized loss for the three months ended September 30, 21 was due to the reversal of previously recognized unrealized appreciation on MMIT Holdings, LLC. Net unrealized gain for the period January 5, 2021 (commencement of operations) to September 30, 2021 was due to appreciation on the value of our investment in BayMark Health Services, Inc.

Net Decrease in Unitholders’ Capital Resulting From Operations

For the three months ended September 30, 2021 and the period January 5, 2021 (commencement of operations) to September 30, 2021, the Company had a net decrease in Unitholders’ capital resulting from operations of $96 thousand and $777 thousand, respectively. For the same periods, loss per average unit was $0.34 and $3.93, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to September 30, 2021, on a net basis, the Company sold and issued 351,301 common units at an average price of $24.20 per unit, for net proceeds of $8.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $75.4 million at September 30, 2021.

Debt

Subscription Facility—On March 19, 2021, the Company established the $25.0 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2021, there were $9.2 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $30 million of cash equivalents as of September 30, 2021.

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

	Payments due by Period as of September 30, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit facility (1)	$9.2	$—	$9.2	$—	$—

(1)	At September 30, 2021, we had a total of $15.8 million of unused borrowing capacity under our credit facility, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, prudent portfolio management of issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2021:

September 30, 2021

(in millions)
Smile Doctors LLC.	$3.9
Glooko, Inc.	2.7
BayMark Health Services, Inc.	2.3
Plastics Management, LLC.	1.2
SOC Telemed, Inc.	1.0
Rezolute, Inc	0.6
RQM+ Corp.	0.4
MMIT Holdings, LLC.	0.3
SunMed Group Holdings, LLC.	0.1

Total Commitments	$12.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the period January 5, 2021 (commencement of operations) to September 30,

2021, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately three cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately seven cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$0.03	$(0.07)

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 22, 2021 filing of Amendment No. 1 to our registration statement on Form 10 (the “Form 10”), which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended September 30, 2021 to the risk factors discussed in “Risk Factors” in the Form 10.

Risks Relating to Reference Rates. LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

Risks Relating to Corporate Social Responsibility. Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Risks Relating to Global Climate Change. There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the ‘‘Paris Agreement’’) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy throughout much of 2020 and 2021. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

During the third quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted. Additionally, as of September 2021, travelers from the United States are not allowed to visit Australia or certain countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans. We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Risks related to New Tax Legislation. Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s formation, the Company issued and sold 40 Units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1,000 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. On March 8, 2021, the Company issued and sold approximately 119,453 Units to its investors (other than the Initial Unitholder) for an aggregate offering price of $3,500,000, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. Prior to the issuance of Units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. On June 16, 2021, the Company issued and sold approximately 92,251 Units to its investors for an aggregate offering price of $2,000,000, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act. On August 17, 2021, the Company issued and sold approximately 139,597 Units to its investors for an aggregate offering price of $3,000,000, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2021.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)