Form 10-Q
period 2022-03-31
SLR HC BDC LLC
filed 2022-05-03
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022

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

As of March 31, 2022, there was no established public market for the registrant’s units. The issuer had 682,427 units outstanding as of April 29, 2022.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2022

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2022 (unaudited) and December 31, 2021	3
	Consolidated Statements of Operations for the three months ended March 31, 2022 (unaudited) and the period January 5, 2021* to March 31, 2021 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2022 (unaudited) and the period January 5, 2021* to March 31, 2021 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and the period January 5, 2021* to March 31, 2021 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2022 (unaudited)	7
	Schedule of Investments as of December 31, 2021	9
	Notes to Consolidated Financial Statements (unaudited)	11
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1a.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		45

*	Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $32,038 and $27,169, respectively)	$32,446	$27,286
Cash	570	467
Cash equivalents (cost: $19,994 and $20,000, respectively)	19,994	20,000
Interest receivable	191	171
Prepaid expenses	85	14

Total assets	$53,286	$47,938

Liabilities
Payable for cash equivalents purchased	$19,994	$20,000
Revolving credit facility due February 2027 (the “SPV Facility”) ($10,025 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $617 and $0, respectively. See note 5)	9,408	—
Revolving credit facility due March 2023 (the “Subscription Facility”) ($8,450 and $13,050 face amounts, respectively, reported net of unamortized debt issuance costs of $221 and $244, respectively. See note 5)	8,229	12,806
Management fee payable (see note 3)	89	63
Administration fee payable (see note 3)	6	4
Interest payable (see note 5)	97	39
Other liabilities and accrued expenses	452	414

Total liabilities	$38,275	$33,326

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (682,427 and 682,427 units, respectively, issued and outstanding)	14,961	14,961
Accumulated distributable net earnings (loss)	50	(349)

Total unitholders’ capital	$15,011	$14,612

Total liabilities and unitholders’ capital	$53,286	$47,938

Net asset value per unit	$22.00	$21.41

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2022	For the period January 5, 2021* to March 31, 2021
Investment Income:
Investment Income:
Interest income from non-controlled/non-affiliated investments	$590	$4
Other income from non-controlled/non-affiliated investments	—	1

Total investment income	590	5

Expenses:
Management fees (see note 3)	$89	$5
Administration fees (see note 3)	6	—
Organizational expenses	—	229
Professional fees and expenses	34	153
Services fee	—	65
Audit expense	34	34
Miscellaneous expenses	20	34
Interest and other credit facility expenses (see note 5)	231	10
Other general and administrative expenses	67	40

Total expenses	481	570

Net investment income (loss)	$109	$(565)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(1)	$—
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	291	—

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	290	—

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$399	$(565)

Net Income (Loss) Per Unit	$0.58	$(4.73)

*	Commencement of operations

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended March 31, 2022	For the period January 5, 2021* to March 31, 2021
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$109	$(565)
Net realized loss	(1)	—
Net change in unrealized gain	291	—

Net increase (decrease) in unitholders’ capital resulting from operations	399	(565)

Increase (decrease) in unitholders’ capital resulting from capital activity
Contributions	—	3,501
Less offering costs	—	(177)
Cancellation	—	(1)

Net increase in unitholders’ capital resulting from capital activity	—	3,323

Total increase in unitholders’ capital	399	2,758
Unitholders’ capital, beginning of period	14,612	—

Unitholders’ capital, end of period	$15,011	$2,758

Capital unit activity (see note 7):
Units issued	—	119,493
Units canceled	—	(40)

Net increase from capital unit activity	—	119,453

*	Commencement of operations

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2022	For the period January 5, 2021* to March 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$399	$(565)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments and cash equivalents	1	—
Net change in unrealized gain on investments	(291)	—
(Increase) decrease in operating assets:
Purchase of investments	(4,879)	(6,696)
Net accretion of discount on investments	(42)	—
Proceeds from disposition of investments	66	—
Capitalization of payment-in-kind income	(15)	—
Interest receivable	(20)	—
Prepaid expenses	(71)	(79)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(6)	18,415
Management fee payable	26	5
Administration fee payable	2	—
Interest payable	58	6
Other liabilities and accrued expenses	38	169
Deferred financing costs	65	5

Net Cash Provided by (Used in) Operating Activities	(4,669)	11,260

Cash Flows from Financing Activities:
Contributions from unitholders	—	3,501
Offering costs	—	(177)
Cancellation of units	—	(1)
Proceeds from borrowings	13,266	945
Repayments of borrowings	(8,500)	—

Net Cash Provided by Financing Activities	4,766	4,268

NET INCREASE IN CASH AND CASH EQUIVALENTS	97	15,528
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,467	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,564	$15,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$173	$4

*	Commencement of operations

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2022

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans — 216.0%
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	L+745	0.10%	7.68%	12/22/2021	1/1/2027	$2,358	$2,357	$2,347
Ardelyx, Inc.	Pharmaceuticals	L+795	0.10%	8.18%	2/23/2022	3/1/2027	851	845	845
Axcella Health Inc.(4)	Pharmaceuticals	L+860	0.10%	8.83%	9/2/2021	9/1/2026	1,007	1,014	1,014
BayMark Health Services, Inc.(4)	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	4,078	4,040	4,078
BridgeBio Pharma, Inc.(3)(4)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	3,766	3,718	3,728
Glooko, Inc.(4)	Health Care Technology	L+790	0.10%	8.13%	9/30/2021	10/1/2026	907	906	905
Ivy Fertility Services, LLC(4)	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	2,352	2,313	2,311
MMIT Holdings, LLC(4)	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	3,326	3,277	3,326
Plastics Management, LLC(4)	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	2,763	2,724	2,763
Rezolute, Inc.(4)	Biotechnology	L+875	0.12%	8.98%	4/14/2021	4/1/2026	619	619	619
RQM+ Corp.(4)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	1,786	1,770	1,786
SOC Telemed, Inc.(3)(4)	Health Care Providers & Services	L+747	0.13%	7.70%	3/26/2021	4/1/2026	3,395	3,412	3,633
SunMed Group Holdings, LLC(4).	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	2,006	1,974	2,006
Vapotherm, Inc.(3)	Health Care Equipment & Supplies	L+830	0.10%	8.53%	2/18/2022	2/1/2027	3,095	3,050	3,068

Total Bank Debt/Senior Secured Loans								$32,019	$32,429

Warrants — 0.1%							Warrants
Vapotherm, Inc.*(3)	Health Care Equipment & Supplies				2/18/2022		3,324	$19	$17

Total Investments(5) — 216.1%								$32,038	$32,446

Cash Equivalents — 133.2%
U.S. Treasury Bill	Government				3/31/2022	5/24/2022	$20,000	$19,994	$19,994

Total Investments & Cash Equivalents — 349.3%								$52,032	$52,440
Liabilities in Excess of Other Assets — (249.3%)									(37,429)

Net Assets — 100.0%									$15,011

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of March 31, 2022.

(2)

Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2022, on a fair value basis, non-qualifying assets in the portfolio represented 24.0% of the total assets of the Company.

(4)

Indicates an investment that is wholly or partially held by SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) through its wholly-owned financing subsidiary SLR HC BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(5)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $155; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $423 and $268, respectively, based on a tax cost of $32,291. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).    These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

*	Non-income producing security.

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2022

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2022

Health Care Providers & Services	39.4%
Health Care Equipment & Supplies	15.7%
Biotechnology	13.4%
Pharmaceuticals	13.0%
IT Services	10.2%
Life Science Tools & Services	5.5%
Health Care Technology	2.8%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC

Schedule of Investments

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans — 186.7%
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	L+745	0.10%	7.55%	12/22/2021	1/1/2027	$2,358	$2,348	$2,347
Axcella Health Inc.	Pharmaceuticals	L+860	0.10%	8.70%	9/2/2021	9/1/2026	1,007	1,011	1,009
BayMark Health Services, Inc.	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	4,011	3,972	4,011
BridgeBio Pharma, Inc.(3)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	3,751	3,697	3,695
Glooko, Inc.	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	907	905	903
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	2,352	2,311	2,310
MMIT Holdings, LLC	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	3,366	3,313	3,366
Plastics Management, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	1,866	1,840	1,848
Rezolute, Inc.	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	619	617	617
RQM+ Corp.	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	1,790	1,774	1,786
SOC Telemed, Inc.	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	3,395	3,403	3,403
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	2,011	1,978	1,991

Total Bank Debt/Senior Secured Loans								$27,169	$27,286

Total Investments(4) — 186.7%								$27,169	$27,286

Cash Equivalents — 136.9%
U.S. Treasury Bill	Government				12/31/2021	1/25/2022	$20,000	$20,000	$20,000

Total Investments & Cash Equivalents — 323.6%								$47,169	$47,286

Liabilities in Excess of Other Assets — (223.6%)									(32,674)

Net Assets — 100.0%									$14,612

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

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of March 31, 2022, the Company has closed on $83,850 in capital commitments. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of March 31, 2022, $15,500 of capital commitments were drawn and $68,350 were unfunded.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

Note 2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented.

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2022.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

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

Post-Exchange Listing Administration Expenses. In connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SLR Capital Management, LLC (“SCM”) pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement (together with the Pre-Exchange Listing Administration Fee, the “Administration Expenses”).

For the three months ended March 31, 2022 and the period ended March 31, 2021, the Company incurred $89 and $5, respectively, in Management Fees, $6 and $0, respectively, in Administration Fees and $0 and $0, respectively in Incentive Fees.

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

The Adviser or Administrative Coordinator and/or their affiliates has advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, in 2021, $177 of offering expenses were charged to capital and $229 of organizational costs were expensed.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021:

Fair Value Measurements

As of March 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$32,429	$32,429
Warrants	—	—	17	17

Total Investments	$—	$—	$32,446	$32,446

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$27,286	$27,286

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2022:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2021	$27,286	$—	$27,286
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain (loss)	293	(2)	291
Purchase of investment securities	4,916	19	4,935
Proceeds from dispositions of investment securities	(66)	—	(66)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, March 31, 2022	$32,429	$17	$32,446

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$293	$(2)	$291

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2022	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)

Bank Debt / Senior Secured Loans	Asset	$32,429	Income Approach	Market Yield	6.1% – 13.0% (9.3%	)

Warrants	Asset	$17	Market Approach	Volatility	24.2% – 24.2% (24.2%	)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)

Bank Debt / Senior Secured Loans	Asset	$27,286	Income Approach	Market Yield	6.1% – 12.1% (8.9%	)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $10,025 of borrowings outstanding as of March 31, 2022 under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2022, there were $8,450 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2022 and the period March 19, 2021 (commencement of the Subscription Facility) to March 31, 2021 was 2.90% and 5.27%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2022 and the period March 19, 2021 (commencement of the Subscription Facility) to March 31, 2021 was $26,975 and $1,200, respectively.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2022 and December 31, 2021 is $13,876 and $13,664, respectively, comprised of the following:

	March 31, 2022	December 31, 2021
Arcutis Biotherapeutics, Inc.	$4,716	$4,716
Glooko, Inc.	2,722	2,722
BridgeBio Pharma, Inc.	2,500	2,500
Vapotherm, Inc.	774	—
Ardelyx, Inc.	697	—
Ivy Fertility Services, LLC	492	492
SOC Telemed, Inc.	485	485
RQM+ Corp.	414	414
Rezolute, Inc.	309	619
Plastics Management, LLC	258	1,161
MMIT Holdings, LLC	249	218
BayMark Health Services, Inc.	149	226
SunMed Group Holdings, LLC	111	111

Total Commitments	$13,876	$13,664

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2022	For the period January 5, 2021* to March 31, 2021
Units at beginning of period	682,427	—
Units issued	—	119,493
Units canceled	—	(40)

Units issued and outstanding at end of period	682,427	119,453

*	Commencement of operations

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and the period ended March 31, 2021:

	Three months ended March 31, 2022	For the period January 5, 2021* to March 31, 2021
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.41	$—

Net investment income (loss)	0.16	(4.73)
Net realized and unrealized gain	0.43	—

Net increase (decrease) in Unitholders’ capital resulting from operations	0.59	(4.73)
Issuance of units	—	29.30
Offering costs		(1.48)

Net asset value per unit, end of period	$22.00	$23.09

Total Return (b)(c)	2.73%	(21.19)%
Unitholders’ capital, end of period	$15,011	$2,758
Units outstanding, end of period	682,427	119,453

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	0.75%	(95.94)%

Operating expenses	1.71%	95.13%
Interest and other credit facility expenses	1.58%	1.72%

Total expenses	3.29%	96.85%

Average debt outstanding	$15,973	$646
Portfolio turnover ratio	0.2%	0.0%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2022 and the period March 8, 2021 (date of first sale of units) through March 31, 2021 were 682,427 and 119,453, respectively.

(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	Commencement of operations

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2022

(in thousands, except unit amounts)

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (the Company), including the consolidated schedule of investments, as of March 31, 2022, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the three-month period ended March 31, 2022 and for the period January 5, 2021 (commencement of operations) to March 31, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities, including the schedule of investments, of the Company as of December 31, 2021, and the related statements of operations, changes in unitholders’ capital, and cash flows for the period January 5, 2021 to December 31, 2021 (not presented herein); and in our report dated March 1, 2022, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities, including the schedule of investments, as of December 31, 2021, is fairly stated, in all material respects, in relation to the statement of assets and liabilities, including the schedule of investments, from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York

May 3, 2022

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

The Company’s principal focus is to invest in two differentiated strategies, first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper middle market healthcare companies with EBITDA between approximately $25 million and $100 million. These loan tranches are expected to range in size from $100 million to $300 million. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These loan tranches are expected to range in size from $25 million to $150 million. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company will seek to be the single source lender for the majority of its portfolio companies by leveraging the significant capital base at SCP for co-investment opportunities where appropriate. The Company believes many financial sponsors and individual corporate management teams are looking for a single lender to provide the entire debt financing to streamline and simplify the debt negotiation process. In order to provide a single source lender while maintaining appropriate portfolio allocation, the Company expects to co-invest with other vehicles managed by SCP including: (i) SLR Investment Corp. (Nasdaq: SLRC), a publicly traded BDC (“SLRC”), (ii) SCP Private Credit Income BDC LLC, a private BDC (“PCI BDC”) and (iii) various private funds (together with SLRC and PCI BDC, the “SCP Funds”). The Company and the SCP Funds are under common control with SCP. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SCP will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide the entire debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

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

In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s portfolio investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, $0.2 million of offering expenses were charged to capital and $0.2 million of organizational costs were expensed in 2021.

Portfolio and Investment Activity

During the three months ended March 31, 2022, we invested $4.9 million across 4 portfolio companies. This compares to investing $6.7 million in 2 portfolio companies for the period ended March 31, 2021. Investments sold or prepaid during the three months ended March 31, 2022 totaled $0.1 million. No investments were sold or prepaid during the period ended March 31, 2021.

At March 31, 2022, our portfolio consisted of 14 portfolio companies and was invested 99.9% directly in senior secured loans and 0.1% in warrants, in each case, measured at fair value versus 2 portfolio companies invested 100% directly in senior secured loans at March 31, 2021.

At March 31, 2022, 88.5% or $28.7 million of our income producing investment portfolio was floating rate and 11.5% or $3.7 million was fixed rate, measured at fair value. At March 31, 2021, 100% of the income producing portfolio was floating rate.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2022, the Company held $18.5 million of senior securities, for an asset coverage ratio of 181.3%.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

Results of Operations

Results are shown for the three months ended March 31, 2022 and the period January 5, 2021 (commencement of operations) to March 31, 2021:

Investment Income

For the three months ended March 31, 2022 and the period ended March 31, 2021, gross investment income totaled $590 thousand and $5 thousand, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $481 thousand and $570 thousand, respectively, for the three months ended March 31, 2022 and the period ended March 31, 2021, of which $95 thousand and $5 thousand, respectively, were management fees and administration fees and $231 thousand and $10 thousand, respectively were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $155 thousand and $555 thousand, respectively for the three months ended March 31, 2022 and for the period ended March 31, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is due to the presence of non-recurring organizational expenses during the period ended March 31, 2021.

Net Investment Income (Loss)

The Company’s net investment income (loss) totaled $109 thousand and ($565) thousand, or $0.16 and ($4.73) per average unit, respectively, for the three months ended March 31, 2022 and the period ended March 31, 2021.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $66 thousand and $0, respectively, for the three months ended March 31, 2022 and the period ended March 31, 2021. Net realized loss over the same periods totaled $1 thousand and $0, respectively.

Net Change in Unrealized Gain

For the three months ended March 31, 2022 and the period ended March 31, 2021, net change in unrealized gain on the Company’s assets totaled $291 thousand and $0, respectively. Net unrealized gain for the three months ended March 31, 2022 was primarily due to appreciation on our investment in SOC Telemed, Inc., among others.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three months ended March 31, 2022 and the period ended March 31, 2021, the Company had a net increase (decrease) in Unitholders’ capital resulting from operations of $399 thousand and ($565) thousand, respectively. For the same periods, income (loss) per average unit was $0.58 and ($4.73), respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to March 31, 2022, on a net basis, the Company sold and issued 682,427 common units at an average price of $22.71 per unit, for net proceeds of $15.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $68.4 million at March 31, 2022.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75 million. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $10.0 million of borrowings outstanding as of March 31, 2022 under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2022, there were $8.5 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $20 million of cash equivalents as of March 31, 2022.

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

	Payments due by Period as of March 31, 2022 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$18.5	$8.5	$—	$10.0	$—

(1)	At March 31, 2022, we had a total of $56.5 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
(in millions)
Arcutis Biotherapeutics, Inc.	$4.7	$4.7
Glooko, Inc.	2.7	2.7
BridgeBio Pharma, Inc.	2.5	2.5
Vapotherm, Inc.	0.8	—
Ardelyx, Inc.	0.7	—
Ivy Fertility Services, LLC	0.5	0.5
SOC Telemed, Inc.	0.5	0.5
RQM+ Corp.	0.4	0.4
Rezolute, Inc.	0.3	0.6
Plastics Management, LLC	0.3	1.2
MMIT Holdings, LLC	0.3	0.2
BayMark Health Services, Inc.	0.1	0.2
SunMed Group Holdings, LLC	0.1	0.1

Total Commitments	$13.9	$13.6

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp. and SCP Private Credit Income BDC LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2022, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of March 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fifteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR/SOFR	(1.00%)	1.00%
Increase in Net Investment Income Per Unit Per Year	$0.15	$0.08

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and the Adviser are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form 10-K.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Following such invasion, the United States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.2	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

10.1	Form of Loan and Security Agreement by and among SLR HC BDC SPV LLC, as borrower; SLR HC BDC LLC as parent and servicer; the Lenders party hereto; the collateral agent, collateral administrator and securities intermediary party hereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of February 18, 2022*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2022.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)