Form 10-Q
period 2022-06-30
SLR HC BDC LLC
filed 2022-08-02
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

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

As of June 30, 2022, there was no established public market for the registrant’s units. The issuer had 682,427 units outstanding as of July 29, 2022.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2022

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2022 (unaudited) and December 31, 2021	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2022 (unaudited), the three months ended June 30, 2021 (unaudited) and the period January 5, 2021* to June 30, 2021 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2022 (unaudited), the three months ended June 30, 2021 (unaudited) and the period January 5, 2021* to June 30, 2021 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and the period January 5, 2021* to June 30, 2021 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2022 (unaudited)	7
	Schedule of Investments as of December 31, 2021	9
	Notes to Consolidated Financial Statements (unaudited)	11
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1a.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		45

*	Commencement of operations

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $29,250 and $27,169, respectively)	$29,417	$27,286
Cash	2,018	467
Cash equivalents (cost: $24,921 and $20,000, respectively)	24,916	20,000
Interest receivable	229	171
Prepaid expenses	62	14
Receivable for investments sold	10	—

Total assets	$56,652	$47,938

Liabilities
Payable for cash equivalents purchased	$24,921	$20,000
Revolving credit facility due February 2027 (the “SPV Facility”) ($9,625 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $700 and $0, respectively. See note 5)	8,925	—
Revolving credit facility due March 2023 (the “Subscription Facility”) ($7,050 and $13,050 face amounts, respectively, reported net of unamortized debt issuance costs of $164 and $244, respectively. See note 5)	6,886	12,806
Management fee payable (see note 3)	173	63
Administration fee payable (see note 3)	6	4
Interest payable (see note 5)	229	39
Other liabilities and accrued expenses	457	414

Total liabilities	$41,597	$33,326

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (682,427 and 682,427 units, respectively, issued and outstanding)	14,961	14,961
Accumulated distributable net earnings (loss)	94	(349)

Total unitholders’ capital	$15,055	$14,612

Total liabilities and unitholders’ capital	$56,652	$47,938

Net asset value per unit	$22.06	$21.41

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	For the period January 5, 2021* to June 30, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$896	$182	$1,486	$186
Other income from non-controlled/non-affiliated investments	9	—	9	1

Total investment income	905	182	1,495	187

Expenses:
Management fees (see note 3)	$84	$45	$173	$50
Administration fees (see note 3)	6	2	12	2
Organizational expenses	—	—	—	229
Professional fees and expenses	35	33	69	186
Services fee	—	68	—	133
Audit expense	34	26	68	50
Interest and other credit facility expenses (see note 5)	384	98	615	108
Other general and administrative expenses	67	83	154	167

Total expenses	610	355	1,091	925

Net investment income (loss)	$295	$(173)	$404	$(738)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(5)	$—	$(6)	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(246)	57	45	57

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(251)	57	39	57

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$44	$(116)	$443	$(681)

Net Income (Loss) Per Unit	$0.06	$(0.87)	$0.65	$(5.18)

*	Commencement of operations

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	For the period January 5, 2021* to June 30, 2021
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$295	$(173)	$404	$(738)
Net realized loss	(5)	—	(6)	—
Net change in unrealized gain (loss)	(246)	57	45	57

Net increase (decrease) in unitholders’ capital resulting from operations	44	(116)	443	(681)

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	—	2,000	—	5,501
Less offering costs	—	—	—	(177)
Cancellation	—	—	—	(1)

Net increase in unitholders’ capital resulting from capital activity	—	2,000	—	5,323

Total increase in unitholders’ capital	44	1,884	443	4,642
Unitholders’ capital, beginning of period	15,011	2,758	14,612	—

Unitholders’ capital, end of period	$15,055	$4,642	$15,055	$4,642

Capital unit activity (see note 7):
Units issued	—	92,251	—	211,744
Units canceled	—	—	—	(40)

Net increase from capital unit activity	—	92,251	—	211,704

*	Commencement of operations

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2022	For the period January 5, 2021* to June 30, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$443	$(681)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash provided by operating activities:
Net realized loss on investments and cash equivalents	6	—
Net change in unrealized gain on investments	(50)	(57)
(Increase) decrease in operating assets:
Purchase of investments	(6,251)	(11,029)
Net accretion of discount on investments	(95)	(13)
Proceeds from disposition of investments	4,301	395
Capitalization of payment-in-kind income	(42)	—
Interest receivable	(58)	(69)
Prepaid expenses	(48)	(57)
Receivable for investments sold	(10)	—
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	4,921	39,999
Management fee payable	110	50
Administration fee payable	2	2
Interest payable	190	12
Other liabilities and accrued expenses	43	372
Deferred financing costs	154	38

Net Cash Provided by Operating Activities	3,616	28,962

Cash Flows from Financing Activities:
Contributions from unitholders	—	5,501
Offering costs	—	(177)
Cancellation of units	—	(1)
Proceeds from borrowings	15,351	8,452
Repayments of borrowings	(12,500)	(2,300)

Net Cash Provided by Financing Activities	2,851	11,475

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,467	40,437
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,467	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,934	$40,437

Supplemental disclosure of cash flow information:
Cash paid for interest	$425	$96

*	Commencement of operations

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2022

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 195.4%
Apeel Technology, Inc.(4)	Biotechnology	S+625	1.00%	7.74%	6/29/2022	6/1/2027	$317	$314	$314
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	L+745	0.10%	8.57%	12/22/2021	1/1/2027	2,358	2,366	2,358
Ardelyx, Inc.(4)	Pharmaceuticals	L+795	0.10%	9.07%	2/23/2022	3/1/2027	851	849	849
Axcella Health Inc.(4)	Pharmaceuticals	L+860	0.10%	9.72%	9/2/2021	9/1/2026	1,007	1,017	1,017
BayMark Health Services, Inc.(4)	Health Care Providers & Services	L+500	1.00%	6.51%	6/29/2021	6/11/2027	4,068	4,032	4,068
BridgeBio Pharma, Inc.(3)(4)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	3,626	3,587	3,590
Glooko, Inc.(4)	Health Care Technology	L+790	0.10%	9.02%	9/30/2021	10/1/2026	907	908	907
Ivy Fertility Services, LLC(4)	Health Care Providers & Services	L+625	1.00%	7.37%	12/22/2021	2/25/2026	2,434	2,396	2,434
MMIT Holdings, LLC(4)	IT Services	L+625	1.00%	8.50%	9/21/2021	9/15/2027	3,318	3,270	3,318
OIS Management Services, LLC	Health Care Providers & Services	S+475	1.00%	6.95%	4/11/2022	7/9/2026	517	510	510
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	6.08%	8/26/2021	8/18/2027	2,994	2,953	2,964
RQM+ Corp.(4)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	1,781	1,766	1,781
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+575	1.00%	7.90%	6/3/2022	1/27/2026	186	184	184
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	L+575	0.75%	7.32%	6/16/2021	6/16/2028	2,043	2,012	2,043
Vapotherm, Inc	Health Care Equipment & Supplies	L+830	0.10%	9.42%	2/18/2022	2/1/2027	3,095	3,067	3,080

Total Bank Debt/Senior Secured Loans								$29,231	$29,417

Warrants — 0.0%							Warrants
Vapotherm, Inc.*	Health Care Equipment & Supplies				2/18/2022		3,324	$19	$—

Total Investments(5) — 195.4%								$29,250	$29,417

Cash Equivalents — 165.5%
U.S. Treasury Bill	Government				6/30/2022	9/15/2022	$25,000	$24,921	$24,916

Total Investments & Cash Equivalents — 360.9%								$54,171	$54,333
Liabilities in Excess of Other Assets — (260.9%)									(39,278)

Net Assets — 100.0%									$15,055

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of June 30, 2022.

(2)

Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

(3)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2022, on a fair value basis, non-qualifying assets in the portfolio represented 10.5% of the total assets of the Company.

(4)

Indicates an investment that is wholly or partially held by SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) through its wholly-owned financing subsidiary SLR HC BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(5)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $85; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $196 and $281, respectively, based on a tax cost of $29,502. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).    These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

*	Non-income producing security.

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2022

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2022
Health Care Providers & Services	34.5%
Health Care Equipment & Supplies	17.4%
Pharmaceuticals	14.4%
Biotechnology	13.3%
IT Services	11.3%
Life Science Tools & Services	6.0%
Health Care Technology	3.1%

Total Investments	100.0%

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

June 30, 2022

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of June 30, 2022, the Company has closed on $83,850 in capital commitments. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of June 30, 2022, $15,500 of capital commitments were drawn and $68,350 were unfunded.

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

June 30, 2022

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

June 30, 2022

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2022

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

June 30, 2022

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has determined that the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements and disclosures.

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

June 30, 2022

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

June 30, 2022

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

June 30, 2022

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

June 30, 2022

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

June 30, 2022

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

For the three and six months ended June 30, 2022, the Company incurred $84 and $173, respectively, in Management Fees, $6 and $12, respectively, in Administration Fees and $0 and $0, respectively in Incentive Fees. For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, the Company incurred $45 and $50, respectively, in Management Fees, $2 and $2, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

June 30, 2022

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021:

Fair Value Measurements

As of June 30, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$29,417	$29,417
Warrants	—	—	—	—

Total Investments	$—	$—	$29,417	$29,417

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$27,286	$27,286

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

The following tables provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2022:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, March 31, 2022	$32,429	$17	$32,446
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized loss	(223)	(17)	(240)
Purchase of investment securities	1,453	—	1,453
Proceeds from dispositions of investment securities	(4,242)	—	(4,242)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2022	$29,417	$—	$29,417

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(3)	$(17)	$(20)

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2021	$27,286	$—	$27,286
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain (loss)	69	(19)	50
Purchase of investment securities	6,369	19	6,388
Proceeds from dispositions of investment securities	(4,307)	—	(4,307)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2022	$29,417	$—	$29,417

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$69	$(19)	$50

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2022	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$29,417	Income Approach	Market Yield	7.4% – 14.2% (10.0%	)

Warrants	Asset	$—	Market Approach	Volatility	31.1% – 31.1% (31.1%	)

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

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

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $9,625 of borrowings outstanding as of June 30, 2022 under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2022, there were $7,050 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2022 and the period March 19, 2021 (commencement of the Subscription Facility) to June 30, 2021 was 3.26% and 3.30%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2022 and the period March 19, 2021 (commencement of the Subscription Facility) to June 30, 2021 was $26,975 and $7,000, respectively.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2022 and December 31, 2021 is $17,086 and $13,664, respectively, comprised of the following:

	June 30, 2022	December 31, 2021
Arcutis Biotherapeutics, Inc.	$4,716	$4,716
Apeel Technology, Inc.	2,852	—
Glooko, Inc.	2,722	2,722
OIS Management Services, LLC	1,311	—
Southern Orthodontic Partners Management, LLC	975	—
Plastics Management, LLC	923	1,161
BridgeBio Pharma, Inc.	834	2,500
Vapotherm, Inc.	774	—
Ardelyx, Inc.	696	—
RQM+ Corp.	414	414
Ivy Fertility Services, LLC	403	492
MMIT Holdings, LLC	249	218
BayMark Health Services, Inc.	148	226
SunMed Group Holdings, LLC	69	111
Rezolute, Inc.	—	619
SOC Telemed, Inc.	—	485

Total Commitments	$17,086	$13,664

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Units at beginning of period	682,427	119,453
Units issued	—	92,251

Units issued and outstanding at end of period	682,427	211,704

	Six months ended June 30, 2022	For the period January 5, 2021* to June 30, 2021
Units at beginning of period	682,427	—
Units issued	—	211,744
Units canceled	—	(40)

Units issued and outstanding at end of period	682,427	211,704

*	Commencement of operations

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

(in thousands, except unit amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and the period January 5, 2021 (commencement of operations) to June 30, 2021:

	Six months ended June 30, 2022	For the period January 5, 2021* to June 30, 2021
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.41	$—

Net investment income (loss)	0.59	(5.61)
Net realized and unrealized gain	0.06	0.43

Net increase (decrease) in Unitholders’ capital resulting from operations	0.65	(5.18)
Issuance of units	—	28.45 **
Offering costs		(1.35)

Net asset value per unit, end of period	$22.06	$21.92

Total Return (b)(c)	3.03%	(25.19)%
Unitholders’ capital, end of period	$15,055	$4,642
Units outstanding, end of period	682,427	211,704

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	2.73%	(39.40)%

Operating expenses	3.22%	43.61%
Interest and other credit facility expenses	4.15%	5.76%

Total expenses	7.37%	49.37%

Average debt outstanding	$16,007	$4,168
Portfolio turnover ratio	14.8%	7.7%

(a)

Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2022 and the period March 8, 2021 (date of first sale of units) through June 30, 2021 were 682,427 and 131,486, respectively.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2022

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

Report of Independent Registered Public Accounting Firm

To the Unitholders’ and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2022, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2022 and the three-month period ended June 30, 2021 and for the period January 5, 2021 (commencement of operations) to June 30, 2021, the related consolidated statements of cash flows for the six-month period ended June 30, 2022 and for the period January 5, 2021 to June 30, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 2, 2022

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

Portfolio and Investment Activity

During the three months ended June 30, 2022, we invested $1.4 million across 6 portfolio companies. This compares to investing $4.3 million in 3 portfolio companies for the three months ended June 30, 2021. Investments sold or prepaid during the three months ended June 30, 2022 totaled $4.3 million. Investments sold or prepaid during the period ended June 30, 2021 totaled $0.4 million.

At June 30, 2022, our portfolio consisted of 15 portfolio companies and was invested >99.9% directly in senior secured loans and <0.1% in warrants, in each case, measured at fair value versus 5 portfolio companies invested 100% directly in senior secured loans at June 30, 2021.

At June 30, 2022, 87.8% or $25.8 million of our income producing investment portfolio was floating rate and 12.2% or $3.6 million was fixed rate, measured at fair value. At June 30, 2021, 100% of the income producing portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2022, the Company held $16.7 million of senior securities, for an asset coverage ratio of 190.3%.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has determined that the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements and disclosures.

Results of Operations

Results are shown for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021:

Investment Income

For the three and six months ended June 30, 2022, gross investment income totaled $0.9 million and $1.5 million, respectively. For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, gross investment income totaled $0.2 million and $0.2 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio as well as higher LIBOR and SOFR.

Expenses

Expenses totaled $0.6 million and $1.1 million, respectively, for the three and six months ended June 30, 2022, of which $0.1 million and $0.2 million, respectively, were management fees and administration fees and $0.4 million and $0.6 million, respectively were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.3 million, respectively for the three and six months ended June 30, 2022. Expenses totaled $355 thousand and $925 thousand, respectively, for the three months ended June, 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, of which $47 thousand and $52 thousand, respectively, were management fees and administration fees and $98 thousand and $108 thousand, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $210 thousand and $765 thousand, respectively, for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is due to higher interest expense on a larger portfolio as well as higher LIBOR and SOFR.

Net Investment Income (Loss)

The Company’s net investment income totaled $0.3 million and $0.4 million, or $0.43 and $0.59 per average unit, respectively, for the three and six months ended June 30, 2022. The Company’s net investment loss totaled $0.2 million and $0.7 million, or $1.29 and $5.61 per average unit, respectively, for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $4.3 million and $4.4 million, respectively, for the three and six months ended June 30, 2022. Net realized loss over the same periods totaled $5 thousand and $6 thousand, respectively. The Company had investment sales and prepayments totaling approximately $0.4 million for the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021. Net realized loss over the same periods totaled less than $1 thousand.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2022, net change in unrealized gain (loss) on the Company’s assets totaled ($246) thousand and $45 thousand, respectively. Net unrealized loss for the three months ended June 30, 2022 was primarily due to the reversal of previously recognized appreciation on our investment in SOC Telemed, Inc., partially offset by appreciation on our investment in Ivy Fertility Services, LLC, among others. Net unrealized gain for the six months ended June 30, 2022 was primarily due to appreciation on our investment in Ivy Fertility Services, LLC, among others. For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, net change in unrealized gain on the Company’s assets totaled $57 thousand. Net unrealized gain for these periods was primarily due to appreciation on our investment in MMIT Holdings, LLC.

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $44 thousand and $443 thousand, respectively. For the same periods, income per average unit was $0.06 and $0.65, respectively. For the three months ended June 30, 2021 and the period January 5, 2021 (commencement of operations) to June 30, 2021, the Company had a net decrease in Unitholders’ capital resulting from operations of $116 thousand and $681 thousand, respectively. For the same periods, loss per average unit was $0.87 and $5.18, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to June 30, 2022, on a net basis, the Company sold and issued 682,427 common units at an average price of $22.71 per unit, for net proceeds of $15.5 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $68.4 million at June 30, 2022.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75 million. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.50%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $9.6 million of borrowings outstanding as of June 30, 2022 under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus 2.75-3.00% and the current stated maturity date is March 19, 2023. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2022, there were $7.1 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $25 million of cash equivalents as of June 30, 2022.

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

	Payments due by Period as of June 30, 2022 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$16.7	$7.1	$—	$9.6	$—

(1)	At June 30, 2022, we had a total of $58.3 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
(in millions)
Arcutis Biotherapeutics, Inc	$4.7	$4.7
Apeel Technology, Inc	2.9	—
Glooko, Inc.	2.7	2.7
OIS Management Services, LLC	1.3	—
Southern Orthodontic Partners Management, LLC	1.0	—
Plastics Management, LLC.	0.9	1.2
BridgeBio Pharma, Inc.	0.8	2.5
Vapotherm, Inc	0.8	—
Ardelyx, Inc	0.7	—
RQM+ Corp.	0.4	0.4
Ivy Fertility Services, LLC.	0.4	0.5
MMIT Holdings, LLC.	0.3	0.2
BayMark Health Services, Inc.	0.1	0.2
SunMed Group Holdings, LLC.	0.1	0.1
Rezolute, Inc	—	0.6
SOC Telemed, Inc.	—	0.5

Total Commitments	$17.1	$13.6

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended June 30, 2022, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of June 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately twelve cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twelve cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR/SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.12)	$0.12

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 1, 2022 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended June 30, 2022 to the risk factors discussed in “Risk Factors” in the March 1, 2022 filing of our Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2022.

SLR HC BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)