Form 10-K
period 2022-12-31
SLR HC BDC LLC
filed 2023-02-28
CIK 1832148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:
000-56247

SLR HC BDC LLC
(Exact name of registrant as specified in its charter)

Delaware	85-1801692
(State of formation)	(I.R.S. Employer Identification No.)
500 Park Avenue
New York , NY	10022
(Address of principal executive offices)	(Zip Code)
(
212
)
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
  ☒    No  ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No
☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No
☒
As of June 30, 2022, there was no established public market for the registrant’s units. The issuer had 888,565 units outstanding as of February 24, 2023.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR HC BDC LLC
FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART I
Item 1. Business
SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on July 7, 2020 as a closed-end,
externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”).
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
The Adviser believes the broad experience of the Adviser’s senior investment team enables it to successfully identify, assess and structure customized senior secured loans and to manage potential risk and return at all stages of the economic cycle. As an unlisted BDC, the Company is not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. This lack of regulation allows the Adviser to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors, management teams and investment banks see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach enables it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.
Moreover, the Company may opportunistically seek to acquire investments in the secondary market at attractive and/or discounted prices, especially during periods of significant market volatility. In analyzing such investments, the Company will employ a substantially similar analytical process as it uses for its primary investments as well as any prior knowledge of the target company.
The Adviser seeks to create a diverse, predominantly floating rate investment portfolio for the Company. There is no guarantee that the Company will achieve its goals or that even if achieved, an investment in the Company will result in gains to an investor. For the avoidance of doubt, any investment guidelines discussed in this annual report apply to a fully ramped-up
portfolio of investments, (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital including unfunded equity commitments from the holders (“Unitholders”) of the Company’s units (“Units”) and total expected leverage, as reasonably determined by the Adviser. The Company will not be required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the investment date, whether as a result of changes in the market value of the Company’s portfolio or otherwise.

The Adviser — SLR Capital Partners, LLC
SLR serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael Gross and Bruce Spohler. The Adviser has established an investment committee that is dedicated to the Company (the “Investment Committee”), which is currently comprised of Michael Gross, Bruce Spohler, Philip Guerin, Julie Reyes, Anthony Storino and Krishna Thiyagarajan.
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
Investment Management Agreement Term
Unless terminated earlier as described below, the Investment Management Agreement will remain in effect from year-to-year
if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors, in accordance with the requirements of the 1940 Act.
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
Listing
. Prior to an Exchange Listing, the
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

•
Post-Exchange Listing
. Following an Exchange Listing, the Post-Exchange Listing Management Fee will be an amount equal to 1.50% per annum of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters; provided, however, the Post-Exchange Listing Management Fee will be calculated at an annual rate of 1.00% of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the value of the Company’s total net assets at the end of the immediately preceding calendar quarter.

The Management Fee will be appropriately adjusted for any stub period. The Adviser may arrange for the Company to direct to a placement agent any portion of the Management Fee that the Adviser is owed for purposes of paying any placement fee that the Adviser owes to such placement agent.
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
Incentive Fee
Distributions
. Prior to an Exchange Listing, the Company makes distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, prepayment fees and exit fees, other than Disposition Proceeds, less Company expenses. The Adviser apportions each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds.
Pre-Exchange
Listing Incentive Fee
.
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
Post-Exchange Listing Incentive Fee
. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as follows (the “Post-Exchange Listing Incentive Fee”):

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

These calculations will be
appropriately pro-rated for
any period of less than three months.
Capital Gains Fee
. The second part of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year following an Exchange Listing, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which an Exchange Listing is completed will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Incentive Fee Waiver and Recoupment
.
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
Administration Fees and Expenses
Pre-Exchange
Listing Administration Fees
. The Company will pay SLR, in its capacity as the Administrative Coordinator, a fee (the
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
Pre-Exchange
Listing Administration Fee.
Post-Exchange Listing Administration Expenses
. In connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SLR Capital Management, LLC (“SCM”) pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement (together with the
Pre-Exchange
Listing Administration Fee, the “Administration Expenses”).
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
Pre-Exchange
Listing Incentive Fees in excess of the
Pre-Exchange
Listing Incentive Fees that would have been payable to the Adviser if the formulas set forth under “
– Compensation of Adviser – Incentive Fee
” above were applied on an aggregate basis covering all transactions of the Company; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its
Pre-Exchange
Listing Incentive Fees. In addition, the Adviser will apply an interim
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
Administration Services
Pre-Exchange
Listing
. Prior to an Exchange Listing, pursuant to the Investment Management Agreement, the Adviser was appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value (“NAV”) calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator will not provide any investment advisory or investment management services to the Company. In the event that the Administrative Coordinator is terminated or resigns as the administrative coordinator to the Company, the Company reserves the ability to appoint one or more different or replacement administrative coordinators in its sole discretion at any time without notice to the Unitholders. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the
Pre-Exchange
Listing Administration Fee for its services. See “—
Administration Fees and Expenses
.”

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
Post-Exchange Listing
. As described above, in connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SCM pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement.
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

(xi)
all taxes, fees, penalties and other governmental charges levied against the Company (see “
Certain U.S. Federal Income Tax Considerations
” below) and all fees, costs, expenses, penalties and liabilities related to tax compliance;

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
The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $500,000. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, in 2021, $0.2 million of offering expenses were charged to capital and $0.2 million of organizational costs were expensed.

Placement Agreement
The Company has retained certain third parties to find potential investors (i.e., a “placement agent”). If an investor purchases Units through a placement agent, the Adviser may be subject to finder-related fees, the arrangements of which are set forth in detail in our Private Placement Memorandum.
Use of Name
Pursuant to the LLC Agreement, SLR has granted us a
non-exclusive
license to use the name “SLR HC BDC LLC” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the “SLR HC BDC LLC” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SLR HC BDC LLC” name or logo.
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

Stronger underwriting process in private corporate loans versus public syndicated leveraged loans

•
Deeper due diligence
: Private corporate lenders are typically able to conduct detailed due diligence on a company, often alongside the financial sponsor acquiring the company, which provides the lender significantly more time to form a more comprehensive understanding of the company, including its competitive position and risks. In contrast, public high yield and syndicated leveraged loan investors are typically provided a single syndication meeting and minimal access to diligence materials before placing their order.

•
Inclusion of covenants
: Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company can pursue that are negative to the lender and act as warning signals for lenders. The loans in which the Company is expected to invest are expected to have comprehensive covenants including covenants that are tested on a recurring basis to ensure ongoing compliance (i.e., “maintenance covenants”). Although syndicated leveraged loans have covenants, many are “covenant-lite,” which means they do not have a complete set of financial covenants, thus providing borrower companies more freedom to negatively impact lenders. High yield bonds provide even weaker protection for lenders because they typically have incurrence-based covenants, which are only tested if the company issues more debt.

•
Ability to exert greater influence over the negotiation of lending terms
: Private corporate loan terms are negotiated directly by the lender(s) and the company, therefore removing the underwriting bank that negotiates the terms for public high yield or syndicated leveraged loans. This allows the private corporate lender to customize the terms to mitigate risks and address the unique needs of the company.

•
Lower default rates and higher recovery rates
: The more comprehensive underwriting process for private corporate loans has resulted in historically lower default rates and higher recovery rates than syndicated loans.

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

•
no more than 15% of the Company’s total portfolio will consist of loans to lower middle market
(i.e.
, EBITDA below $15 million) corporate borrowers (
provided
,
however
, that such guideline will not apply to Life Sciences borrowers);

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
Proprietary Sourcing and Origination
We believe that SLR’s senior investment professionals’ longstanding relationships with financial sponsors, corporate management teams, commercial and investment banks and other financial intermediaries provide us with a strong pipeline of proprietary origination opportunities. We believe the broad experience of our senior investment team and their ability to draw upon their average of approximately 30 years of experience enables us to identify, assess and structure investments successfully.
We expect that the Company will benefit from SLR’s extensive experience investing in middle market companies in the healthcare industry. With the benefit of billions of dollars of debt investments made to hundreds of companies, SLR has developed an extensive database of information on middle market issuers and industries. The Adviser’s investment team is expected to include a number of SLR’s specialists in healthcare cash flow lending to sponsor backed companies as well as life science lending. We believe that the in-depth
experience of SLR’s investment team in investing throughout various stages of the economic cycle provides us with access to ongoing market insights in addition to a powerful asset for investment sourcing.
Our senior investment team’s strong relationship network is enhanced by the collaborative role SLR plays in the private equity industry. SLR is an independent credit platform that does not pursue traditional private equity strategies, so the Company is not expected to be seen as a competitive threat to financial sponsors seeking to acquire a company. Our ability to offer tailored solutions, certainty of capital and scale is expected to provide us with greater deal flow. We also expect that our reputation as a constructive partner and a flexible “solutions provider” with a proven ability to evaluate highly complex situations is likely to result in the ability to source a significant number of investment opportunities for the Company. Additionally, SLR is well-known for its deep experience in healthcare transactions and ability to provide quick and constructive feedback to financial sponsors. Furthermore, SLR’s investment team has a well-developed network of relationships that includes industry executives, consultants, traders, brokers, advisors, lawyers, accountants, investment bankers and other industry sources, which can result in early notification of developing investment opportunities.
Corporate Cash Flow Lending — Sponsor Coverage
Our cash flow origination strategy is driven by a rigorous analysis of the healthcare sub-sectors
that we believe benefit from strong macroeconomic tail winds by reducing costs to the overall healthcare system by investing in healthcare companies that provide services, products and technologies that improve the efficiency and reduce the cost of existing products and services. We seek to find businesses that reward value based care and have significant customer and location diversity. We specifically avoid subsectors that are subject to consumer discretion or are subject to government policy “stroke of the pen” risk (
i.e.,
the risk that a change in the rules governing the
sub-sector
in which the portfolio company operates could impair the portfolio company’s financial performance). SLR’s underwriters provide clear guidelines to our origination team on the target subsectors that form our areas of focus. Origination efforts are aligned to work with sponsors and management teams who have deep healthcare expertise and longstanding successful track records in the healthcare industry. These sponsors tend to have a deeper understanding of the complexities involved with healthcare companies, given their involvement with multiple portfolio companies in the healthcare space, and can leverage industry relationships with payors and management teams. Our origination efforts represent a highly targeted, proactive approach to finding investments in segments consistent with our underwriting philosophy.
SLR’s investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end
of the middle-market (i.e., sponsors with equity funds of $500 million to $5 billion). We favor such sponsors because they typically:

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
Life Science Lending
SLR employs a direct origination strategy for life science investment opportunities that leverages its deep-rooted relationships and reputation established over its history. The team directly generates deal flow through targeted company management contact and through venture capital and private equity sponsor coverage. Frequently, these equity investors will connect SLR to portfolio companies with non-dilutive
debt financing investment needs. We maintain strong relationships and frequent contact with other like-minded bank and non-bank
lenders that leads to a large number of refinancing and new deal opportunities. In addition, market intermediaries may connect SLR’s team to many healthcare companies who have chosen to outsource the debt financing procurement process.
On average, approximately 100 life science investment opportunities are screened per year through SLR team’s multiple origination channels with expectations (based on SLR’s historical data) of approximately 10% of all opportunities sourced to be closed and funded. Prior to joining SLR in 2014, the life science team originated approximately $2.1 billion of life science investments while at GE Capital.
Due Diligence
Our “private equity” approach to credit investing typically incorporates extensive in-depth
due diligence often alongside the financial sponsor. In conducting due diligence, we use publicly available information as well as information from the investment team’s extensive relationships with former and current management teams, consultants, competitors and investment bankers. We also leverage proprietary insights from SLR’s healthcare ABL platform. Managed by senior leadership with an average of over 30 years of credit experience, SLR’s healthcare ABL platform has unique insights into a wide array of healthcare sub-specialties,
industry developments and reimbursement trends. We believe our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis. Furthermore, we believe that the combination of our extensive industry knowledge and relationships provide the Company a significant advantage in identifying potential risks.

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
We also expect to evaluate the financial sponsor making the investment. Given the nuances involved in healthcare investing, a sponsor with deep industry knowledge and experience is incredibly important. Further, due to SLR’s considerable repeat business with sponsors, the Adviser’s investment team has direct experience with the management teams of many sponsors. A financial sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The financial sponsor is evaluated using several key criteria, including:

•	healthcare investment track record;

•	industry experience;

•	capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	reference checks.
Throughout the due diligence process, a deal team is in frequent dialogue with the management team and sponsor of the company in which we are considering investing to ensure that any concerns are addressed as early as possible through the process, which we believe increases the likelihood that unsuitable investments are filtered out before considerable time has been invested.
Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to the Investment Committee, which then determines the amount of the initial investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.
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
acquisitions are executed.
We believe that businesses with these characteristics may help facilitate internally generated cash flow, leading to the payment of our interest and the repayment of our principal, represents a key means by which we will be able to exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. Upper middle-market companies in particular are attractive candidates for strategic acquisition by other industry participants and more likely to repay our investments through an initial public offering of common stock or another capital market transaction than smaller businesses. We underwrite our investments on a held-to-maturity
basis, but expensive capital is often repaid prior to stated maturity. Historically, SLR’s investments have averaged three-year hold periods.

•
Well Positioned to Benefit from Macro Tailwinds in the Healthcare Sector
: We believe that companies that help to reduce overall costs in the healthcare sector are well positioned for long term growth. That includes businesses that emphasize quality of care over the quantity of procedures and increase efficiencies in the healthcare setting. We seek to avoid companies that have concentration in locations or reimbursement codes.

•
Stable Earnings and Strong Free Cash Flow
: We seek to invest in companies that have demonstrated strong credit fundamentals with stable earnings through economic cycles. We target companies that we believe can de-lever
through consistent generation of cash flows rather than relying solely on growth to service and repay our loans. We also believe that a key tenet of sustainable earnings in the healthcare sector is a stable reimbursement profile and we generally avoid investments for which the reimbursement profile is subject to “stroke of pen” risks (i.e., particularly sensitive to regulatory changes).

•
Favorable Reimbursement Profile
: Our target borrowers benefit from a diversity of reimbursement codes and payors. A key risk inherent in the healthcare sector is a company’s ability to collect on revenue billed to a patient’s insurance. Through SLR’s healthcare ABL platform we have unique insight on reimbursement trends across the healthcare services landscape. We plan to only invest in businesses whose revenue is diversified across a variety of reimbursement codes and we avoid lending to companies whose revenue is concentrated in codes we expect to suffer from fee compression. Further, we also avoid situations where borrowers generate a disproportionate amount of revenue from a single payor.

•
Strong Competitive Position in Industry
: We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek to invest in companies that demonstrate significant competitive advantages versus their competitors, which we believe may help to protect their market position and profitability.

•
Experienced and Committed Management
: We generally require that portfolio companies have an experienced management team. We also require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•
Strong Sponsorship
: We generally aim to invest alongside other sophisticated investors. We typically seek to partner with successful financial sponsors who have historically generated high returns with minimal losses and have demonstrated a strong healthcare track record. Healthcare investments in particular require a financial sponsor who has deep experience and knowledge of the healthcare sub-sectors
as well as deep relationships within the industry to leverage both during due diligence and after investment. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

•
Exit Strategy
: We seek to invest predominantly in companies that provide multiple alternatives for an eventual exit such as an initial public offering (“IPO”), sale of company, refinancing of the capital structure, etc.

Life Science Lending

•
Focused Healthcare Investment Strategy
: We seek investments in private or publicly-traded
small-cap
drug and medical device companies with substantial equity invested to date who are in later stages of drug or product development and/or in transition to commercialization. Borrowers typically are led by strong management teams and board of directors with proven track records. Venture capital sponsors typically have continuing involvement and influence. In our experience, borrowers have typically successfully demonstrated access to the private and/or public equity markets and seek debt financing to broaden their funding sources and project stability.

•
Value Orientation
: We focus on later stage development and commercial bio pharma and device companies with multi-product pipelines (post pre-clinical
stage), platforms and/or disruptive technologies. Borrowers typically have had significant equity invested to date and have had support from venture capital firms and strategic investors.

•
Senior secured, collateral-based underwriting
: Loans typically are made at
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

•
Sophisticated Knowledge Base and Industry Expertise
: Highly specialized, experienced and cohesive investment team which previously founded and managed GE Capital’s life science loan business where they established a strong and consistent track record over a 13-year
period. Team has extensive network of relationships with venture capital sponsors, management teams and strategic investors.

•	Exit Strategy : Exits typically occur 24-36 months after initial deal closing through refinancings, an IPO or sale of the company to a strategic buyer.
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
Upper Middle Market Corporate Healthcare Cash Flow Lending
Typically, we expect that the Company’s senior secured loans to upper middle market healthcare companies will have a first priority lien on all of the assets of the issuer, will be floating rate with London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) floors, will include upfront fees and may include meaningful prepayment penalties. Covenants are typically included. The loans generally are expected to have a five to six year final maturity and are often repaid within three years.
Life Science Lending
Typically, we expect that the Company’s loans to life science companies will have a first priority lien, will be floating rate with LIBOR or SOFR floors, and will include meaningful prepayment penalties, exit fees and success fees or warrants. Warrants will generally have an exercise price based on the last private equity round valuation or average public trading price and, thus, as a portfolio company appreciates in value, the Company will be well-positioned to achieve additional investment returns from this equity interest. The loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years.
Ongoing Relationships with Portfolio Companies
We will monitor our portfolio companies on an ongoing basis. We will monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.
We have several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to portfolio companies of other SLR clients in the industry, if any;

•	Review of any material changes to the industry, regulatory framework or reimbursement profile that could impact future performance;

•	Attendance at and participation in board meetings (as an observer) or lender meetings; and

•	Review of monthly and/or quarterly financial statements and financial projections for portfolio companies.
Beyond monitoring financial and operating trends, SLR’s healthcare expertise positions us to act as a value-added partner to private equity and venture capital sponsors throughout the course of an investment. In particular, we work collaboratively with sponsors and management teams to periodically re-assess
the optimal capital structure of a portfolio company. Our ability to evaluate a business on the basis of cash flow, life science, and ABL capital solutions enables SLR to bring a differentiated, and highly valued, perspective to a given situation. Further, we regularly engage SLR’s healthcare ABL platform to review a borrower’s exposure to reimbursement codes and payors, and to advise on a portfolio company’s future plans for adding additional services or engaging new payors. By working collaboratively with sponsors and management teams, we can help drive better outcomes for all investors.
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
We monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio.
Competition
Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and venture capital funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. While many middle market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment
grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized
their service and product offerings to middle market companies in particular. That said, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information available to Michael S. Gross and Bruce Spohler and the other investment professionals of SLR to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Michael S. Gross and Bruce Spohler and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest. See
“Item 1A. Risk Factors — Risk Relating to Our Business and Structure —
Competition; Potential for Insufficient Investment Opportunities.”

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
Closing
The Company was permitted to hold closings at any time during the offering period (the “Offering Period”), which ended on December 31, 2022. At each closing, investors made capital commitments to the Company (each, a “Commitment”) pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Unitholders are required to make capital contributions, in an aggregate amount that does not exceed each Unitholder’s remaining commitment, each time the Adviser delivers a capital call notice. Commitments will be drawn pro rata from Unitholders based on the relative unfunded commitment of each Unitholder on the date the capital call notice is issued.
Investment Period
Commitments may be drawn down from time to time until the date that is the earlier of (x) an Exchange Listing (as defined below) or (y) four (4) years after the Company’s final closing with the Access Fund, which was held on February 11, 2021 (such period, the “Investment Period”). After the end of the Investment Period, Commitments may be called only to (i) make investments which were in process (
e.g.
, investments for which the Company has submitted a binding or non-binding
bid or indication of interest) but were not yet consummated as of the end of the Investment Period, the Board having been notified of such Portfolio Investments, (ii) cover accrued and/or anticipated expenses, liabilities and obligations of the Company, including amounts owing or which may become due under any borrowings or other extensions of credit, (iii) make
“follow-on”
investments as may be advisable in the Adviser’s sole discretion in order to enhance, preserve or protect one or more of the Company’s existing Portfolio Investments (subject to a maximum amount of 20% of aggregate Commitments), and (iv) adjust any hedging positions as the Adviser may deem advisable.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any Exchange Listing or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule
12b-2
under the Securities Exchange Act of 1934, as amended (the “1934 Act”) which would occur if the market value of our Units that is held by non-affiliates
exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Staffing
We do not currently have any employees. Mr. Gross, our
Co-Chief
Executive Officer, President and a board member, and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR. In addition, Richard Peteka, our Chief Financial Officer, Treasurer and Corporate Secretary serves as the Chief Financial Officer for SLR. Guy Talarico, our Chief Compliance Officer, is a managing director at ACA Group, LLC.
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

Key Person Event
Prior to the earlier of (i) an Exchange Listing and (ii) the end of the Investment Period, if any two of Michael Gross, Bruce Spohler, Anthony Storino or Julie Reyes (the “Principals”) die, become permanently incapacitated or cease to be actively involved in the management of the Company, the Investment Period will terminate and the Company will be wound down in accordance with the terms of the LLC Agreement. For the avoidance of doubt, if only one of the Principals dies, becomes permanently incapacitated, or ceases to be actively involved in the management of the Company, the preceding sentence will not be triggered.
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
For the avoidance of doubt, the provisions described in this “
Key Person Event
” will not apply upon the effectuation of an Exchange Listing.
Regulation as a Business Development Company
A BDC is regulated by the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to those investments that constitute qualifying assets (discussed below). A BDC may use capital provided by public unitholders and from other sources to make long-term, private investments in businesses.
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
On June 13, 2017, SLR received an exemptive order that permits the Company to participate in negotiated co-investment
transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

The Company is generally not able to issue and sell Units at a price below NAV per Unit without Unitholder approval. The Company may, however, in accordance with the conditions set forth in Section 63(2) of the 1940 Act, sell Units, or warrants, options or rights to acquire our Units, at a price below the then-current NAV of the Units if the Board determines that such sale is in the best interests of the Company and the Unitholders, and the Unitholders approve such sale.
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
Significant Managerial Assistance to Portfolio Companies
As a BDC, the Company offers, and must provide upon request, significant managerial assistance to its portfolio companies that constitute qualifying assets. This assistance could involve, among other things, monitoring the operations of portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company may also receive fees for these services. The Administrative Coordinator provides such managerial assistance, if any, on the Company’s behalf to portfolio companies that request this assistance.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of the Company’s assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or other short-term, U.S. government securities, including agencies, or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Company’s total assets constitute repurchase agreements from a single counterparty, the Company would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to Units if asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, the Company must make provisions to prohibit any distribution to Unitholders or the repurchase of such securities or units unless the Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of the Company’s total assets for temporary purposes, which borrowings would not be considered senior securities. The Company’s borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of section 61(a)(1) of the 1940 Act. The Company may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company.
Code of Ethics
The Company and the Adviser have each adopted a code of ethics pursuant to Rule
17j-1
under the 1940 Act and Rule
204A-1
under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions by personnel. The codes of ethics generally does not permit investments by employees in securities that may be purchased or held by the Company. Each code of ethics is available on the EDGAR database on the SEC’s Internet site at
http://www.sec.gov
. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address:
publicinfo@sec.gov
.

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
Privacy Policy
We endeavor to maintain the privacy of our recordholders and to safeguard their non-public
personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we will not receive any
non-public
personal information about recordholders of the units of the Company, although certain of our recordholders’
non-public
information may become available to us. The
non-public
personal information that we may receive falls into the following categories:

•	Information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;

•	Information about recordholders’ transactions and history with us; and

•	Other general information that we may obtain about recordholders, such as demographic and contact information such as address.
We disclose
non-public
personal information about recordholders:

•	to our affiliates (such as SLR) and their employees for everyday business purposes;

•
to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriter and proxy solicitors) and their employees as is necessary to service recordholder accounts or otherwise provide the applicable service;

•	to comply with court orders, subpoenas, lawful discovery requests, or other legal or regulatory requirements; or

•	as allowed or required by applicable law or regulation.

When the Company shares
non-public
recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. The Company does not permit use of recordholder information for any non-business
or marketing purpose, nor does the Company permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.
The Company’s service providers, such as SLR and its transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public
personal information; to prevent unauthorized access or use; and to dispose of such information when it is no longer required.
Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.
If a recordholder ceases to be a recordholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify recordholders and provide a description of our privacy policy.
In the event of a corporate change in control resulting from, for example, a sale to, or merger with, another entity, or in the event of a sale of assets, we reserve the right to transfer your non-public
personal information to the new party in control or the party acquiring assets.
Reporting Obligations
We furnish our Unitholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.
The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at
http://www.sec.gov
. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following
e-mail
address:
publicinfo@sec.gov
.
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
Unitholders present in the U.S. for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that Unitholders hold their Units as capital assets for U.S. federal income tax purposes (generally, assets held for investment). The Company has not requested a ruling from the Internal Revenue Service, or “IRS,” or opinion of counsel regarding any matter discussed herein.
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

For purposes of this discussion, a
“Non-U.S.
Unitholder” means a beneficial owner of Units that is for U.S. federal income tax purposes that is not a U.S. Unitholder or a partnership (or other entity classified as a partnership for U.S. federal income tax purposes).
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
Taxation of the Company
The Company elected to be treated, and intends to qualify annually as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, commencing with taxable year ended December 31, 2021. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends.
To qualify as a RIC, the Company must, among other things:

•
derive in each taxable year at least 90% of its gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock, securities or foreign currencies, other income derived with respect to the business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

•	diversify its holdings so that, at the end of each quarter of each taxable year:

•
at least 50% of the value of its total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of total assets and not more than 10% of the outstanding voting securities of such issuer; and

•
not more than 25% of the value of its total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that the Company controls and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

As a RIC, the Company (but not its Unitholders) is generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that it timely distributes to Unitholders in any taxable year with respect to which it distributes an amount equal to at least 90% of the sum of its (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt
interest income (which is the excess of gross
tax-exempt
interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” The Company intends to distribute annually all or substantially all of such income. Generally, if the Company fails to meet this Annual Distribution Requirement for any taxable year, it will fail to qualify as a RIC for such taxable year. To the extent the Company meets the Annual Distribution Requirement for a taxable year, but retains net capital gains for investment or any investment company taxable income, it is subject to U.S. federal income tax on such retained capital gains and investment company taxable income. The Company may choose to retain net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If the Company’s expenses in a given year exceed investment company taxable income, it would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Company may, for tax purposes, have aggregate taxable income for several years that it is required to distribute and that is taxable to Unitholders even if such income is greater than the aggregate net income the Company actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, Unitholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.
Check-the-Box
Election and Failure to be Taxed as a RIC
In connection with the intention to be taxed as a RIC, the Company filed a check-the-box
election to be classified as a corporation for U.S. federal income tax purposes. In addition, while the Company has elected and expects to qualify to be treated as a RIC annually, no assurance can be provided that it will qualify as a RIC for any taxable year. For example, the Company anticipates that it may have difficulty satisfying the Diversification Tests as it deploys initial capital and builds a portfolio. If the Company is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, it would be subject to U.S. federal income tax on all taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Unitholders, nor would distributions be required. Distributions, including distributions of net long-term capital gain, would generally be taxable to Unitholders as ordinary dividend income to the extent of current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Unitholders would be eligible to claim a dividend received deduction with respect to such dividend;
non-corporate
Unitholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If the Company subsequently fails to qualify as a RIC, in order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in
gains with respect to certain assets (
i.e.
, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.
The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Company Investments
Certain investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, or (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. The Company monitors transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification as a RIC but there can be no assurance of success in this regard.
Taxable Subsidiaries
. Some of the income and fees that the Company may recognize will not satisfy the 90% Gross Income Test. In order to ensure that such income and fees do not disqualify the Company from RIC tax treatment as a result of a failure to satisfy the 90% Gross Income Test, the Company may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce the Company’s return on such income and fees.
Passive Foreign Investment Companies
. If the Company purchases shares in a “passive foreign investment company,” or PFIC, it may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by the Company to Unitholders. Certain elections are available under certain circumstances that may allow the Company to ameliorate the impact of this tax. Such elections may require the Company to recognize in a year income in excess of the current cash distributions (if any) from the applicable PFICs and the proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Debt Instruments
.
In certain circumstances, the Company may be required to recognize taxable income prior to its receipt of the related cash. For example, if the Company holds debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term
payment and/or PIK income payment or, in certain cases, increasing interest rates or issued with warrants), it must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received in the same taxable year. Because any OID accrued will be included in investment company taxable income for the year of accrual, the Company may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though it will not have received any corresponding cash amount.
Warrants
.
Gain or loss realized from the sale or exchange of warrants acquired as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long the Company has held a particular warrant and on the nature of the disposition transaction.
Foreign Currency Transactions
.
Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time the Company accrues income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such receivables or pays such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss.
General Tax Cooperation
The Company will provide Unitholders with certain information regarding the amount of each distribution by us characterized as a “return of capital distribution,” “interest-related dividend distribution,” “ordinary dividend distribution,” “short term capital gain distribution” or “long term capital gain distribution” for U.S. federal income tax purposes on an estimated basis in connection with such distribution. The Company will use reasonable best efforts to provide such information on a final basis by March 1 st
of the taxable year following the distribution, but in no event later than March 15th of the taxable year following the distribution (subject to the filing of an extension for the filing of Forms
1042-S).
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

•	The Company could be subject to the risks associated with investments in senior secured loans, subordinated loans, Mezzanine Securities (as defined below) and unsecured loans.

•	The Company’s loans may permit borrowers to prepay, which could affect the yield of the Company’s investments.

•	The Company may make investments in loans, or securities backed by loans, that are or may be non-performing loans.

•	The Company’s success will depend, in part, on originating loans on advantageous terms.

•	Bank loans and corporate loans may not be readily marketable and may be subject to restrictions on resale.

•	The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally.

•	Periods of market volatility have occurred and could continue to occur in response to pandemics or other events.

•	The Adviser will rely on information provided by internal sources and third parties when conducting due diligence.

•	Fixed and floating rate debt instruments are subject to the risks associated with change in interest rates.

•	The Company could be subject to the risks associated with investments in smaller and middle market companies.

•	Most of the Company’s Portfolio Investments at any given time are expected to be illiquid.

•	Economic sanction laws may prohibit investments in certain countries and with certain individuals and companies.

•	The Company may choose to waive or defer enforcement of covenants in the debt securities held in its portfolio, which may cause the Company to lose all or part of its investment in these companies.
General Risks Related to the Company

•	There can be no guarantee of returns and Unitholders may lose all of their money by investing in the Company.

•	Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed.

•	The Company is subject to management risk because the Adviser actively manages its investment portfolio.

•
If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio.

•	The Company’s assets are available to satisfy all liabilities and other obligations of the Company.

•	There is no assurance that the Adviser’s analysis of potential investments will take into consideration all appropriate factors.

•	The Company could be substantially adversely affected by the unfavorable performance of any single investment.

•	The Company must meet requirements to maintain its qualification as a RIC.

•	The Company will include in its income certain amounts that the Company has not yet received in cash.

•	The Company may distribute taxable dividends that are payable in part in its Units.

•	It is expected that the majority of the Company’s investments will not have market quotations available.

•	Securities that the Adviser believes are not valued correctly may not ultimately be valued as projected.

•	The Adviser may employ financial/analytical models that may not reflect actual results.

•	The Company and the Adviser may be subject to the risks and costs of regulatory investigations or becoming involved in litigation with third parties.

•	A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment.

•	The Company and/or the Adviser may enter into various indemnification agreements or arrangements with third parties.

•	Unitholders could be subject to cybersecurity risks associated with electronic databases and communications.
Risks Related to RICs and BDCs

•	The Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain.

•	No assurance can be given that the Company will be able to maintain qualification as a RIC.

•	Unitholders will experience the increased risks pertaining to the Company’s use of leverage to partially finance its investments.

•	A BDC must carry investments at market value or at fair value, as determined in good faith by the Board.

•	At least 70% of a BDC’s assets must consist of “qualifying assets”.
Regulatory Risks Relating to the Company

•	The Company and its affiliates are substantially limited in their ability to co-invest in privately negotiated transactions.

•	The Company could be precluded from conducting Rule 506 Offerings (as defined below) due to “Bad Actor” restrictions.

•	The Company could be subject to the risks associated with complying with the Sarbanes-Oxley Act (as defined below).
Other Risks Related to Portfolio Investments

•
The Company could be subject to the risks associated with investments in high yield securities, corporate debt securities, convertible securities, preferred stock, reverse repurchase agreements, and distressed companies.

•	The Company could be subject to the risks associated with the use of warrants and rights.

•	The Company could be subject to the risks associated with the elimination of LIBOR.

•	The Company could be subject to the risks associated with the effect of an economic slowdown on Portfolio Investments.

•	The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings.

•	The Company could be subject to the risks associated with investments in zero-coupon bonds, deferred interest rate bonds and PIKs.

•
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

RISK FACTORS
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
General Risks Related to Investment Strategy
Healthcare and Life Science Industries’ Related Risks
. The Company intends to make investments in the healthcare and life science industries, although the Company may also opportunistically invest in other sectors in order to accomplish its investment objective. Investing in healthcare companies involves substantial risks. Such risks include, but are not limited to, the following: changes in government policies, including policies regarding reimbursement of medical expenses; certain companies in which the Company may invest may have limited or no operating histories/ or may have limited products, markets and financial resources; rapidly changing technologies may cause products to quickly become obsolete; unanticipated problems often arise in connection with the development of new products, and many such efforts are ultimately unsuccessful; scarcity of management and marketing personnel with appropriate technological or medical training may slow or impede companies’ growth; the possibility of lawsuits related to technological and medical patents could cause delays and expense in product development and implementation; regulatory changes and/or government actions may prevent a company from marketing its products; changing investors’ sentiments and preferences with regard to investments in healthcare companies (which may be perceived as risky) may have an adverse effect on the price of underlying securities; volatility in the U.S. stock markets affecting the prices of securities of healthcare and life sciences companies may cause the Company to experience substantial volatility; and certain healthcare and life sciences companies may be subject to extensive government regulation and affected by government reimbursement policy changes. In addition, many healthcare and life sciences companies may have substantial and ongoing capital needs for research and development, clinical trials and marketing and may have difficulty obtaining such funding under various market conditions or even under normal market conditions or such capital may be obtained on terms that are not favorable.

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
Investments in Healthcare Companies
. The success of the Company’s investments will depend on the successful implementation of its investment strategy and the healthcare industry generally. The Company’s investment strategy is subject to numerous and significant risks and uncertainties, some of which are highlighted generally below. The following is general information and does not purport to describe all risks associated with investing in the healthcare industry.
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
Senior Secured Loans
. With respect to the Company’s investments in senior secured loans (including first lien loans), the Company will generally have a security interest in assets of the company, which should mitigate the risk that the Company will not be repaid. However, the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the company to raise additional capital. In some circumstances, the Company’s lien could be subordinated to claims of other creditors. In addition, deterioration in a company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies. Furthermore, if a secured loan is foreclosed, the Company could own the underlying collateral (
e.g.
, real estate), and would be subject to the risks, costs and liabilities associated with owning and disposing of the collateral.
Subordinated Loans
. The Company may invest in subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Company’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists. In addition, the Company will be subject to the potential risks of foreclosure and ownership of underlying collateral described in “
—Senior Secured Loans
” above.
Mezzanine Securities
. The Company may invest in unsecured securities that are senior to common stock or other equity securities (“Mezzanine Securities”). Mezzanine Securities are subordinated to substantial amounts of senior debt, all or a portion of which may be secured. As a result, holders of Mezzanine Securities are generally not entitled to receive any payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the legal remedies available to holders of Mezzanine Securities are normally limited by restrictions benefiting senior creditors. In the event a company in which the Company holds Mezzanine Securities cannot generate adequate cash flow to meet senior debt service, the Company may suffer a partial or total loss of capital invested. Because issuers of Mezzanine Securities are often highly leveraged, their relatively high debt-to-equity ratios create
increased risks that their operations will not be able to generate adequate cash flow to meet senior debt service.
Unsecured Loans or Debt
. The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.
Prepayment Risk
. The terms of loans in which the Company invests may permit borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates, when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations.

Investment Modification Risk
. The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligation arising from Portfolio Investments could be modified, amended or waived in a manner contrary to the preferences of the Company if a sufficient number of the other lenders concurred with such modification, amendment or waiver. There can be no assurance that any obligations arising from a Portfolio Investment will maintain the terms and conditions to which the Company originally agreed.
Collateral Risk
. The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If one or more Portfolio Investments do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such Portfolio Investments made by the Company. Accordingly, any such failure to properly create or perfect collateral and security interests attaching to the Portfolio Investments could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units. A component of the Adviser’s analysis of the desirability of making a given investment relates to the estimated residual or recovery value of such Portfolio Investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such Portfolio Investment. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third-party pricing information may not be available. If the recovery value of the collateral associated with the Portfolio Investments in which the Company invests decreases or is materially worse than expected by the Company, such a decrease or deficiency may affect the value of the Portfolio Investments made by the Company. Accordingly, there may be a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and the value of the Units.
Defaults
. The Company may make investments in loans, or securities backed by loans, that may be at the time of their acquisition, or may become after acquisition, non-performing loans.
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
Litigation and Related Risks Associated with Origination and Servicing
. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state Attorneys General, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent the Company seeks to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, the Company will be subject to enhanced risks of litigation, regulatory actions and other proceedings. As a result, the Company may be required to pay legal fees, settlement costs, damages, penalties or other charges, any or all of which could materially adversely affect the Company and its investments.

Ability to Originate Loans on Advantageous Terms; Competition and Supply
. The Company’s success depends, in part, on the ability of the Company or its affiliates to originate loans on advantageous terms. In originating and purchasing loans, the Company or its affiliates will compete with a broad spectrum of lenders. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns (if any) to investors. The Company intends to originate certain investments and later offer to syndicate all or a portion of one or more investments to certain other funds or
accounts managed by the Adviser and its affiliates, in each case subject to their own investment-review process, and to co-investors and/or third
parties. Prior to such syndication, or if such syndication is not successful, the Company’s exposure to the originated investment may exceed the exposure that the Company intends to have over the long-term or would have had if it had purchased such investment in the secondary market rather than originating it. Where syndication is not successful, the Company may elect to sell all or a portion of an originated investment at a loss in order to rebalance the Company’s portfolio. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company loans or the prospects for successful repayment or a successful reorganization or similar action.
Risks Relating to Bank Loans and Corporate Loans
. Bank loans and corporate loans (which the Company will originate, invest in or otherwise gain exposure to) may not be readily marketable and may be subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Adviser believes to be a fair price. In addition, bank loans and corporate loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation. Loans to small and middle market entities (“SMEs”) may involve certain heightened risks. See “—
Investments in Smaller and Middle Market Companies
” below.
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

General Economic and Market Risk
. The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally, such as real or perceived adverse economic conditions, supply and demand for particular instruments, changes in the general outlook for certain markets or corporate earnings, interest rates, announcements of political information or adverse investor sentiment generally. The market values of the Company’s investments may decline for a number of reasons, including increases in defaults resulting from changes in overall economic conditions and widening of credit spreads. Unfavorable market conditions may also increase funding costs, limit access to the capital markets or result in credit terms changing or credit becoming unavailable. These events could have an adverse effect on the Company’s investments and the Company’s overall performance.
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, and the COVID-19 pandemic,
could adversely affect the Company’s business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of the Company’s Portfolio Investments.
Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and in 2023, and may raise or announce its intention to raise, the Federal Funds Rate further. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could
cause interest rates to be volatile, which may negatively impact the Company’s ability to access the debt markets and capital markets on favorable terms.
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
Public Health Crises Risk
. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company’s control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for its Portfolio Investments. For example, the COVID-19 pandemic
has adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The
COVID-19
pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction
of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. Many states, including those in which the Company and Portfolio Investments may operate, have issued orders requiring the closure of, or certain restrictions on the operation of, certain businesses. Such actions and effects remain ongoing and the ultimate duration and severity of the
COVID-19
pandemic, including
COVID-19
variants, remain uncertain. While several countries, as well as certain states, counties and cities in the United States, relaxed the public health restrictions throughout 2021 partly as a result of the introduction of vaccines, recurring
COVID-19
outbreaks caused by different virus variants continue to lead to the re-introduction
of certain restrictions in certain states in the United States and globally. Even after the
COVID-19
pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and the Company’s business and operations, as well as the business and operations of the Portfolio Investments, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the
COVID-19
pandemic, including uncertainty regarding existing or future variants and other factors, has contributed to significant volatility in the global public equity markets and global debt capital markets.
General Credit Risk
. The Company is subject to significant credit risk (
i.e.
, the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (
e.g.
, a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser utilizes various third parties that hold Company assets (such as the Custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.
Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “—
High Yield Debt and Unrated Securities
” below.
General Leverage Risks
. The Company employs leverage and otherwise incurs indebtedness with respect to the portfolio both on a recourse or non-recourse basis (including
through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty). See “—
Leveraged Companies
” below.
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

Investments in Smaller and Middle Market Companies
. The Company generally invests in smaller and middle market companies. While smaller and middle market companies generally have potential for rapid growth, they often involve higher risks because they may lack the management experience, financial resources, product diversification, competitive strength and access to capital of larger companies. In addition, in many instances, the frequency and volume of the trading of securities for such companies may be substantially less than is typical of larger companies. As a result, the securities of smaller and middle market companies may be subject to wider price fluctuations. When liquidating positions in smaller and middle market companies, the Company may have to sell portfolio holdings at discounts from quoted prices or may have to make a series of small transactions over an extended period of time. Investments in such companies may also be particularly difficult to analyze due to (among other factors) limited attention from analysts and large institutional investors, limited access to liquidity sources and, in certain cases, limited publicly available financial information. With respect to the Company’s investments in SMEs and similar loans, the Company may receive less borrower information, receive less collateral and be subject to heightened default risk as compared to loans made to other types of entities.
Hedging Transactions and Related Risks
. The Company may, but is not required to, engage in hedging transactions. In particular, as many of the Company’s Portfolio Investments are expected to consist of relatively illiquid securities whose price behavior is not particularly correlated to general fixed income or equity index returns, such Portfolio Investments are expected to be difficult or expensive to hedge, and as such the Company may not employ any hedging strategy in respect of such Portfolio Investments (including with respect to their credit risk). To the extent the Adviser employs a hedging strategy for the Company, the success of any such hedging strategy will depend, in part, upon the Adviser’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments being hedged. Since the characteristics of many securities change as markets change or time passes, the success of the Company’s hedging strategy will also be subject to the Adviser’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Company may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Company than if it had not engaged in such hedging transactions. For a variety of reasons, the Adviser may not seek to establish a precise correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imprecise correlation may prevent the Company from achieving the intended hedge or expose the Company to risk of loss. Additionally, the Adviser may not hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge, or because it does not foresee the occurrence of the risk. Moreover, there is no guarantee that the Company’s intended hedging strategy will be successful in hedging out the subject risks.
Due Diligence Risk
. When conducting due diligence and making an assessment regarding a Portfolio Investment, the Adviser relies on the resources available to it, including internal sources of information as well as information provided by third parties. The due diligence process may at times be required to rely on limited or incomplete information. The Adviser selects Portfolio Investments in part on the basis of information and data filed with various government regulators and publicly available or made directly available by prospective portfolio companies or third parties. The Adviser expects that it will not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and will therefore be dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information. In addition, there can be no assurance that any consultants or experts engaged by the Adviser will accurately evaluate such Portfolio Investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis to enable the Company to take advantage of investment opportunities with accelerated timelines. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Accordingly, the Adviser cannot guarantee that its due diligence investigations will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Furthermore, the Company bears its proportionate share of all due diligence-related fees, costs, expenses and liabilities (including in respect of investments that are not ultimately consummated); such fees, costs, expenses and liabilities may be significant and could reduce Company returns.
Interest Rate Risk
. Interest rate risk refers to the risks associated with market changes in interest rates. In general, rising interest rates, such as the current economic period, will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of such debt instruments. Many of the Company’s investments are expected to be variable rate loans with interest that adjusts with market rates. These loans will generally also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). The Company’s other investments and transactions may also be affected by changes in interest rates. Declines in market value, if not offset by any corresponding gains on hedging instruments, may ultimately reduce earnings or result in losses to the Company.
The prices of long-term debt obligations generally fluctuate more than prices of short-term debt obligations as interest rates change. To the extent the Company invests in longer-term Portfolio Investments, it will be impacted to a greater degree by changes in market interest rates than if the Company invested primarily in short-term debt securities.

To the extent the Company borrows money or issues preferred Units to make investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays distributions on preferred Units and the rate at which the Company invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income in the event the Company uses debt to finance investments. In periods of rising interest rates, such as the current economic period, the Company’s cost of funds will increase because the interest rates on the amounts borrowed under the Company’s credit facilities or certain other financing arrangements will typically be floating, which could reduce the Company’s net investment income to the extent any Portfolio Investments have fixed interest rates, and the interest rate on Portfolio Investments with an interest rate floor (such as a SOFR (as defined below) floor) above then-current levels will not increase until interest rates exceed the applicable minimum interest rate floor. Rising interest rates may also increase the cost of debt for the Portfolio Investments, which could adversely impact the Portfolio Investment’s financial performance and ability to meet ongoing obligations to the Company.
The Company expects that its long-term fixed-rate investments will be financed primarily with equity and long-term debt. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities could limit the Company’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Company’s business, financial condition and results of operations.
Also, an increase in interest rates available to investors could make an investment in the Company’s Units less attractive if the Company is not able to increase its distribution rate, which could reduce the value of the Company’s Units.
Liquidity Risk
. Most of the Company’s Portfolio Investments at any given time are expected to be illiquid, such that either no market exists for them or they are restricted as to their transferability under federal, state or foreign securities laws. Similarly, the Adviser may from time to time possess material, non-public information about
an issuer, which could limit the ability of the Company to buy and sell Portfolio Investments. The illiquid nature of the Company’s positions may make it difficult, if not impossible, for the Company to (i) close out unprofitable positions and redeploy capital, except when a viable exit strategy can be developed (which may require a much longer commitment than the Adviser had anticipated), and (ii) meet margin calls or similar requirements of Company transaction counterparties to furnish additional liquid collateral. In addition, the sale of the Company’s investments may be made at substantial discounts and/or otherwise disadvantageous terms.
Inflation/Deflation Risk
. Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing
of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) could impact the operations of certain of the Company’s Portfolio Investments. If the financial results of middle-market companies, like those in which the Company intends to invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions may decrease the value of collateral securing some of the Company’s loans and the value of the Company’s equity investments. Such may require the Company to modify the payment terms of its investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of the Company’s Portfolio Investments may be negatively impacted by these economic or other conditions, which can result in the Company receipt of reduced interest income from its Portfolio Investments and/or realized and unrealized losses related to its Portfolio Investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.
Inflation risk results from the variation in the value of cash flows from a security due to inflation, as measured in terms of purchasing power. The Company is exposed to inflation risk with respect to any fixed rate investments that it makes, if any, because the interest rate the issuer has to pay the Company is fixed for the life of the security. To the extent that interest rates reflect the expected inflation rate, floating rate loans have a lower level of inflation risk.
Financial Fraud
. Instances of fraud and other deceptive practices committed by management, employees or Service Providers of the Company’s Portfolio Investments or by other financial institutions may undermine the Adviser’s due diligence efforts with respect to, and/or negatively affect the valuation of, the Company’s Portfolio Investments. In addition, financial fraud may contribute to overall market volatility, which can negatively impact the Company’s investment program.

OFAC, FCPA and Related Considerations
. Economic sanction laws in the U.S. and other jurisdictions may prohibit the Adviser, its personnel and the Company from transacting with or in certain countries and with certain individuals and companies. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These types of sanctions may restrict the Company’s investment activities.
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
Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans
. The Company structures the debt in its Portfolio Investments to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time the Company may elect to waive breaches of these covenants, including its right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular Portfolio Investment. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact the Company’s ability to pay distributions, could adversely affect its results of operation and financial condition and cause the loss of all or part of your investment.
In addition, some of the loans in which the Company may invest may be “covenant-lite” loans. The Company uses the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent the Company invests in “covenant-lite” loans, the Company may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
General Risks Related to the Company
Risk of Loss
. An investment in the Company is highly risky. There can be no assurance that the Company will achieve its investment objective or any particular level of returns. An investor may lose all of its money by investing in the Company. Among other things, the Company may invest in assets that are underperforming or non-performing and/or in
securities of issuers who are under financial stress. By their nature, such investments are considered speculative and entail substantial risks that are generally higher than the risks of investments in performing assets and securities of issuers that are not under financial stress. Any losses in the Company will be borne solely by investors in the Company and not by the Adviser or any of its respective affiliates (except to the extent they invest capital in the Company, in which case they, with respect to such capital invested, will bear their pro rata portion of such loss).
No Market for Units
. Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed. A Unitholder is not expected to be able to sell, assign or transfer its Units. In addition, transfers of Units may be affected by restrictions on resales imposed by federal and state securities laws. The Units are not registered under the Securities Act or any state securities laws and may not be transferred unless registered under applicable federal and state securities laws or unless an exemption from such laws is available. The Company has no plans, and is under no obligation, to register the Units under the Securities Act or any state securities laws. No market exists for the Units, and none is expected to develop. Therefore, an investment in the Company must be considered illiquid and must only be made by persons that are able to bear the risk of their investment in the Company for an indefinite period of time.

Management Risk and Reliance on Management
. The Company is subject to management risk because the Adviser actively manages its investment portfolio. The Adviser will apply investment and disposition techniques and risk analyses in making investment and disposition decisions for the Company, but there can be no guarantee that these will produce the desired results. In addition, as Unitholders may not participate in the management of the Company, only investors who are willing to entrust all aspects of the management of the Company to the Adviser should subscribe for Units.
The success of the Company is highly dependent on the financial and managerial experience of the Adviser and any consultants or other Service Providers retained by the Company. The success of the Adviser is highly dependent on the financial and managerial experience of the investment professionals, who may not continue to be employed by or associated with the Adviser during the entire term of the Company. In addition, a number of members of the professional staff of the Adviser are investors in other investment vehicles advised by SLR and are actively involved in managing the investment decisions of these investment vehicles, as well as investment decisions of other clients of SLR. Accordingly, the members of the professional staff of the Adviser have demands on their time for the investment, monitoring and other functions of other funds and other clients advised by SLR. In addition, competition in the financial services, private equity and alternative asset management industries for qualified investment professionals is intense. The Adviser’s continued ability to effectively manage the Company’s investments depends on its ability to attract new investment professionals and to retain and motivate its existing investment professionals.
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
Referral Relationships with Financial Sponsors
. The Adviser expects that the professional staff of the Adviser will maintain and develop their relationships with financial sponsors, including venture capital sponsors, and the Company will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the professional staff of the Adviser have relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company. If the Adviser is unable to source investment opportunities, the Company may hold a greater percentage of its assets in cash and cash equivalents than anticipated, which could impact potential returns on the Company’s portfolio.
Recourse to the Company’s Assets
. The Company’s assets, including any Portfolio Investments made by the Company and any capital held by the Company, are available to satisfy all liabilities and other obligations of the Company. In addition, the Company may pledge its right to call capital from Unitholders. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the Portfolio Investment giving rise to the liability. To the extent the Company chooses to use special-purpose entities for individual transactions to reduce recourse risk (and it may, but will be under no obligation to do so), the bona fides
 of such entities may be subject to later challenge based on a number of theories, including veil piercing or substantive consolidation.
Unspecified Use of Proceeds
. The proceeds from the issuance of the Units are intended to be invested in Portfolio Investments. Unitholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the investments in which the proceeds from the issuance of the Units will be invested and, accordingly, are dependent upon the judgment and ability of the Adviser in investing and managing the capital of the Company.

Identification of Potential Investment Opportunities
. There is no assurance that the Adviser’s analysis in this regard, as implemented, will take into consideration all appropriate factors or appropriately weigh the factors that are considered in its analysis, especially given the heightened difficulty of the analysis required to evaluate certain Portfolio Investments. In particular, catalysts and/or exit strategies that initially appear to be viable may be precluded over time due to economic, legal, political or other factors. In addition, because the successful implementation of the Company’s investment strategy depends, in part, on its ability to successfully predict and take advantage of changing market conditions, to the extent it is unable to do so, returns may be adversely affected. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment. See “—
Regulatory Risks Relating to the Company
” below.
Competition; Potential for Insufficient Investment Opportunities
. The business of identifying and effecting investments of the types contemplated by the Adviser is competitive and there can be no assurance that the Adviser will be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of capital that may be committed to the Company. Increased competition for, or a diminishment in the available supply of, potential Portfolio Investments could result in lower returns on such Portfolio Investments. The Company may engage in auction or similar bidding processes with respect to certain Portfolio Investments, which processes are often highly competitive and may involve numerous other bidders about which the Company possesses limited or no information; as a result, the foregoing considerations will be applicable with respect to any such processes.
Insufficient Capital for
 Follow-On
 Investments
. Following its initial investment in a Portfolio Investment, the Company may have the opportunity to increase its investment in such Portfolio Investment. There is no assurance that the Company will make follow-on investments or
that the Company will have sufficient resources to, or be permitted to, make such investments. Any decision not to make follow-on investments or
the Company’s inability to make them may have a substantial negative impact on the company in need of such an investment, may result in missed opportunities for the Company or may result in dilution of the Company’s investment.
Concentration of Portfolio Investments
. The Company may participate in a limited number of Portfolio Investments and, as a consequence, the aggregate return of the Company may be substantially adversely affected by the unfavorable performance of any single investment. The Company has a broad and flexible investment mandate, and, beyond the asset diversification requirements associated with the Company’s intention to comply with the requirements to qualify as a RIC for U.S. tax purposes, and except as noted above, the Company is not subject to any limits or proportions with respect to the mix of permitted Portfolio Investments. As a result, the Company’s Portfolio Investments could potentially be concentrated in relatively few strategies, issuers, industries, markets, geographies or investment types. Such non-diversification would make
the Company more susceptible to risks associated with a single economic, political or regulatory occurrence than a more diversified portfolio might be. The Company could be subject to significant losses if it holds a relatively large position in a single strategy, issuer, industry, market, geographic region or a particular type of Portfolio Investment that declines in value, and the losses could increase even further if the Portfolio Investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances.
Third-Party Involvement
. The Company may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, the Company may be liable for actions of its joint venture partners.
Leveraged Companies
. The Company will invest in Portfolio Investments whose capital structures have significant leverage. Such Portfolio Investments are inherently more sensitive to declines in revenues and asset values and to increases in expenses and interest rates. The leveraged capital structure of such Portfolio Investments will increase the exposure of the Portfolio Investments to adverse economic factors such as downturns in the economy or deterioration in the condition of the Portfolio Investment, its underlying assets or its industry. Additionally, the securities acquired by the Company may be the most junior securities in what may be a complex capital structure, and thus subject to the greatest risk of loss.
Portfolio Turnover
. The Company will not place any limit on the rate of portfolio turnover, and Portfolio Investments may be sold or otherwise disposed of without regard to the time they have been held when, in the judgment of the Adviser, investment considerations warrant such action. A high rate of portfolio turnover involves correspondingly greater expenses than a lower rate, may act to reduce the Company’s investment gains or create a loss for investors and may result in significant tax costs for investors depending on the tax provisions applicable to such investors.

No Assurance of Cash Distributions
. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. The Company expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level

of cash
distributions or year-to-year increases in
cash distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report. If the Company violates certain covenants under its existing or future credit facilities or other leverage, the Company may be limited in its ability to make distributions. To the extent the Company makes distributions to Unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the Unitholder’s investment. In addition, the inability to satisfy the asset coverage test applicable to a BDC may limit the Company’s ability to pay distributions. There can be no assurances that the Company will pay distributions to Unitholders in the future.
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
U.S.
 Dollar Denomination of Units
. Units are denominated in U.S. Dollars. Investors subscribing for Units in any country in which U.S. Dollars are not the local currency should note that changes in the rate of exchange between U.S. Dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in non-U.S. currencies in
certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.
Forward-Looking Statements
. This annual report contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on
Form 10-K. Those
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
Projections
. The Company may rely upon projections, forecasts or estimates developed by the Adviser, the Company or an issuer in which the Company is invested concerning the issuer’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements, are inherently uncertain and are based upon certain assumptions. Actual events are difficult to predict and beyond the Company’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; leverage amounts and costs; and the degree to which the Portfolio Investments are hedged and the effectiveness of such hedges. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.
Valuation of Illiquid Assets
. It is expected that the majority of the Company’s investments will be in securities or other financial instruments for which market quotations are not available. The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities, from values placed on such securities by other investors and from prices at which such securities may ultimately be sold. In addition, third-party pricing information may at times not be available regarding certain of the
Company’s assets or, if available, may not be considered reliable. In particular, recent disruptions in the credit markets have resulted in a severe lack of liquidity for many securities, making them more difficult to value and, in many cases, putting significant downward pressure on prices. Subject to approval by the Board, the Adviser will determine the fair value of securities, loans or other instruments for which market quotes are not readily available (or if extraordinary events occur after the last readily available quotation). The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
There can be no assurance that such valuations will be reliable, accurate or reflective of the prices at which such investments are ultimately realized. In addition, certain of the securities or other assets that the Company seeks to sell or acquire via cross trade may be illiquid and difficult to value, therefore there can be no assurance that such valuation will be accurate.

Assets Believed to Be Undervalued or Incorrectly Valued
. Securities that the Adviser believes are fundamentally undervalued or incorrectly valued may not ultimately be valued in the capital markets at prices and/or within the timeframe the Adviser anticipates. As a result, the Company may lose all or substantially all of its investment in any particular instance.

Model Risks
. The Adviser may employ financial/analytical models to aid in the selection of the Portfolio Investments, to allocate investments across various strategies and risks and to determine the risk profile of the Company. If any such models are employed, the success of the Company’s investment activities will depend, in large part, upon the viability of these models. There can be no assurance that the models are currently viable, or will remain viable during the term of the Company, due to various factors, including the quality of the data input into the models and the assumptions underlying such models, which to varying degrees involve the exercise of judgment, as well as the possibility of errors in constructing or of using the model. Even if the models function as anticipated, they cannot account for all factors that may influence the returns on the Portfolio Investments. Also, there can be no assurance that the investment professionals utilizing the models will be able to (i) determine that any model is or will become not viable or not completely viable or (ii) notice, predict or adequately react to any change in the viability of a model. The use of a model that is not viable or not materially viable could, at any time, have a material adverse effect on the performance of the Company.
Regulatory Investigations or Third-Party Litigation
. The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
The Company’s investment activities may subject it to the risks and costs of becoming involved in litigation with third parties due to, among other reasons, the fact that different investor groups may have qualitatively different, and frequently conflicting, interests with respect to certain Portfolio Investments. The risk of litigation with third parties will be elevated in situations where an issuer is stressed or distressed. See “—
Litigation and Related Risks Associated with Origination and Servicing
” above. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, or bringing claims against third parties, would generally be borne by the Company and would reduce net assets. In addition, the Company’s investment activities may subject it to certain risks inherent in restructuring, bankruptcy and similar proceedings. See “—
Risks Associated with Bankruptcy and Insolvency Cases
” below.
Broad Indemnification
. The Company and/or the Adviser on behalf of the Company may enter into various agreements or arrangements which limit the liability of its Service Providers, including the Adviser and its affiliates, the Administrative Coordinator, the Custodian, and their affiliates, employees, officers and directors, and require the Company to indemnify and/or provide broad representations, warranties and covenants in favor of such persons. U.S. federal and state securities laws impose liabilities under certain circumstances on persons that cannot be waived by contract, other agreements or documents. Therefore, nothing in those agreements should be deemed or construed in a manner that purports to waive or limit any right to the extent prohibited by law.
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
Adverse Consequences of Default
. A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment. When a Unitholder defaults, the Board, in its discretion, may cause the defaulting Unitholder to forfeit a portion of the distributions to which the defaulting Unitholder may otherwise have been entitled. The Board may also require a forced sale of the defaulting Unitholder’s Interest. In addition, the Board may pursue any available legal or equitable remedies, with the expenses of collection of the unpaid amount, including attorneys’ fees, to be paid by the defaulting Unitholder.

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
Distributions in Kind
. If distributions are made of assets held by the Company in lieu of cash, the amount of any such distribution will be accounted for at the fair market value of such assets as determined in accordance with procedures set forth in the LLC Agreement. An independent appraisal generally will not be required and is not expected to be obtained. Assets distributed in kind may not be readily marketable or disposable, and Unitholders therefore must be prepared to bear the risks of owning such assets for an indefinite period of time (and to incur costs and expenses in connection with any disposition thereof). In addition, there can be no assurance that the value of such assets as determined in accordance with procedures set forth in the LLC Agreement will ultimately be realized.
Risks Related to the Russian Invasion of Ukraine
. On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned
forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s Portfolio Investments. Following such invasion, the United States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.
Risks Related to Electronic Communications/Cybersecurity Risk
. The Company provides to Unitholders statements, reports and other communications relating to the Company and/or the Unitholder’s Interest in electronic form, such as
e-mail
or via a password protected website (“Electronic Communications”). There are certain costs and possible risks associated with the use of Electronic Communications. Electronic Communications may be modified, corrupted, or contain viruses or malicious code, and may not be compatible with a Unitholder’s electronic system. The Company cannot provide any assurance that Electronic Communications are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of Electronic Communications. In addition, reliance on Electronic Communications involves the risk of inaccessibility, power outages or slowdowns for a variety of reasons. These periods of inaccessibility may delay or prevent receipt of reports or other information by the Unitholders.
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
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect the Company’s profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect the Company’s profitability. If the Adviser fails to comply with the relevant and increasing laws and regulations, the Adviser could suffer financial losses, a disruption of its businesses, liability to investors, regulatory intervention or reputational damage.
The Company and its Service Providers may be impacted by quarantines and similar measures being enacted by governments in response to the global
COVID-19
pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of remote working, whether by the Company or by its Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
The Company’s business and the business of its Portfolio Investments rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, the Company’s and its Portfolio Investments’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of
service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on its business, financial condition or results of operations. In addition, the Company may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
The Adviser’s and other Service Providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. The Adviser’s and other Service Providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud Service Providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, the Company and its Service Providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for the

Company and its Service Providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from the Company to, among other actions, identify and quantify these risks, upgrade and expand its technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that the Company’s efforts will be effective.
Cybersecurity
incidents may adversely impact the Company and its Unitholders. There is no guarantee that the Company, the Adviser, and/or their respective Service Providers will be successful in protecting against cybersecurity incidents.
Technological Innovation Risks
. Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. The Company can provide no assurance that new businesses and approaches will not be created that would compete with the Company and/or its Portfolio Investments or alter the market practices in which the Adviser and its affiliates and the Company have been designed to function within and on which the Company depends on for its investment return. New approaches could damage the Company’s investments, disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect the Company’s business, financial condition and results of investments.
Corporate Social Responsibility Risks
. The Company’s business (including that of its Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change, environmental stewardship, corporate governance and considering ESG factors in the Company’s investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, its relationship with existing and future Portfolio Investments, the cost of the Company’s operations and relationships with investors, all of which could adversely affect its business and results of operations.
However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s corporate social responsibility practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types.
There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC has proposed, or has announced that it is working on proposals for, rules that, among other matters, would establish a framework for reporting of climate-related risks, corporate and fund carbon emissions, broad diversity and capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. The Company and its Portfolio Investments are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Additionally, compliance with any new laws or regulations increases the Company’s regulatory burden and could make compliance more difficult and expensive, affect the manner in which the Company or its Portfolio Investments conduct its businesses and adversely affect the Company’s profitability.
Climate Change Risks
. There may be evidence of global climate change. Climate change creates physical and financial risk and some of the Company’s Portfolio Investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s Portfolio Investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of the Company’s Portfolio Investments’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of the Company’s Portfolio Investments may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
Risks Related to RICs and BDCs
Failure to Qualify as a RIC
. Although the Company has obtained qualification as a RIC, no assurance can be given that it will be able to maintain qualification as a RIC. To maintain qualification as a RIC, the Company must meet source-of-income,
asset diversification, and distribution requirements on an ongoing basis.
The income source requirement will be satisfied if the Company obtains at least 90% of gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of Units or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.
The asset diversification requirement will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of the taxable year. Failure to meet those requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of qualification as a RIC. Because most of the Company’s investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
The annual distribution requirement will be satisfied if the Company distributes to its Unitholders on an annual basis at least 90% of net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Company may use debt financing, it is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to satisfy the distribution requirement. If the Company is unable to obtain cash from other sources, it could fail to qualify as a RIC.
If the Company fails to qualify as a RIC for any reason and therefore becomes subject to corporate income tax, the resulting corporate taxes could substantially reduce net assets, the amount of income available for distribution and the amount of distributions.
Recognizing Income Before or Without Receiving Cash
. For U.S. federal income tax purposes, the Company will include in income certain amounts that the Company has not yet received in cash, such as the accrual of original issue discount (“OID”). This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind (“PIK”)
interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not currently receive in cash.
Since in certain cases the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty meeting the requirement to timely distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain its qualification as a RIC. In such a case, the Company may have to sell some of its Portfolio Investments at times the Company would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain cash from other sources and is otherwise unable to satisfy such distribution requirement, the Company may fail to maintain its qualification as a RIC and become subject to corporate-level U.S. federal income tax.
Tax Considerations Regarding Dividends for Private BDCs
. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2022 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate
Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate
Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).

Potential Dividend Deferrals
. In order to maintain its tax status as a RIC, the Company must distribute to Unitholders for each taxable year at least 90% of its investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If the Company qualifies for taxation as a RIC, it generally will not be subject to corporate-level U.S. federal income tax on its investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that it timely distributes to Unitholders. The Company will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless it distributes each calendar year at least the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which it paid no U.S. federal income tax.
Under the Code, the Company may pay certain RIC dividends after the end of the current year. In particular, if the Company pays a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to Unitholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, the Company may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow the Company to maintain its qualification for taxation as a RIC and eliminate its liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, the Company may defer distributions of income earned during the current year until December of the following year. For example, the Company may defer distributions of income earned during 2023 until as late as December 31, 2024. If the Company chooses to pay a spillover dividend, it will incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to events such as the
COVID-19
pandemic, the Russian invasion of Ukraine or other disruptions in the economy, such as the current inflationary environment, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce and/or defer dividends to the following year as discussed above. To further preserve cash, the Company may combine these deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under “
In-Kind
Dividend Considerations
.”
In-Kind
 Dividend Considerations
. The Company may distribute taxable dividends that are payable in part in Units. In accordance with certain applicable U.S. Treasury regulations and published IRS guidance, a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each Unitholder may elect to receive the entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many Unitholders elect to receive cash, the cash available for distribution must be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in Units). Because the Company is not currently a publicly offered RIC, its ability to rely on the revenue procedure and other guidance is uncertain. If the Company elects to pay a distribution in its own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a Unitholder may be required to pay tax with respect to such dividends in excess of any cash received, and, the Company may be required to withhold U.S. tax with respect to dividends payable in Units to
non-U.S.
Unitholders.
Changes in Tax Law
. Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any other tax law developments including new or revised U.S. Treasury regulations, administrative interpretations or court decisions, could negatively and perhaps retroactively affect the U.S. federal income tax consequences to the Company and its Unitholders, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company.
Permissible Incurred Leverage
. Leverage magnifies the potential for loss on investments and on invested equity capital. As the Company uses leverage to partially finance its investments, Unitholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the NAV attributable to the Company’s Units to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on Units, scheduled debt payments or other payments related to securities. Leverage is generally considered a speculative investment technique.

Distribution and Asset Coverage Ratio Requirements
. In order to satisfy the requirements applicable to RICs and to avoid payment of excise taxes, the Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain net income except for certain net capital gains, which it intends to retain and to elect to treat as deemed distributions to Unitholders. The Company may issue debt securities, other evidences of indebtedness or preferred Units, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits the Company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. The Company’s ability to pay dividends or issue additional senior securities would be restricted if the asset coverage ratio were not at least 150%. If the value of the Company’s assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, the Company will also be exposed to typical risks associated with leverage, including an increased risk of loss. If the Company issues preferred Units, such preferred Units will rank “senior” to common Units in the Company’s capital structure, preferred Unitholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of the Company’s common Units and the issuance of preferred Units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for Unitholders or otherwise be in the best interest of Unitholders.
To the extent the Company is constrained in its ability to issue debt or other senior securities, it will depend on issuances of capital interests to finance operations. As a BDC, the Company is generally not able to issue Units at a price below NAV without first obtaining required approvals of Unitholders and independent directors in accordance with the conditions set forth in Section 63(2) of the 1940 Act. If the Company raises additional funds by issuing more common Units or senior securities convertible into, or exchangeable for, common Units, the percentage ownership of Unitholders at that time would decrease and Unitholders may experience dilution. In addition to issuing securities to raise capital as described above, the Company could, in the future, securitize loans to generate cash for funding new investments. An inability to successfully securitize its loan portfolio could limit the Company’s ability to grow its business, fully execute its business strategy and improve profitability.
Unrealized Depreciation
. As a BDC, the Company is required to carry investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. Decreases in the market values or fair values of investments will be recorded as unrealized depreciation. Any unrealized depreciation in the Company’s loan portfolio could be an indication of a Portfolio Investment’s inability to meet its repayment obligations with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of income available for distribution in future periods.
Qualifying Asset Requirements
. As a BDC, the Company may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of its total assets are qualifying assets. Therefore, the Company may be precluded from investing in what it believes are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent the Company from making additional investments in existing Portfolio Investments, which could result in the dilution of its position, or could require disposal of investments at an inopportune time to comply with the 1940 Act. If the Company were forced to sell non-qualifying
investments for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if the Company failed to invest a sufficient portion of assets in qualifying assets, it could lose status as a BDC, which would subject the Company to substantially more regulatory restrictions and significantly decrease operating flexibility.
Regulatory Risks Relating to the Company
Exemptive Relief
. The Company and the other BDCs for which SLR is the investment adviser (SLR Investment Corp. (Nasdaq: SLRC) (“SLRC”), SCP Private Credit Income BDC LLC (“PCI BDC”) and SLR Private Credit BDC II LLC (“PC BDC,” and, together with SLRC and PCI BDC, the “SLR BDCs”) are substantially limited in their ability to co-invest in
privately negotiated transactions with affiliated funds other than as permitted by the Order. While the Order permits the Company to participate in negotiated co-investment transactions
with the SLR BDCs and other affiliated funds, such participation is subject to numerous conditions. If the Company and the SLR BDCs are unable to comply with these conditions or are otherwise unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although SLR will endeavor to allocate investment opportunities in a fair and equitable manner, the Company could be adversely affected to the extent investment opportunities are allocated among the Company and other investment vehicles managed or sponsored by, or affiliated with SLR and its affiliates, including the SLR BDCs, pursuant to the conditions of the Order.

Regulatory Risks Relating to the Company
. Legal and regulatory changes could occur during the term of the Company that may adversely affect the Company. The Company may be subject to, and adversely affected by, new federal,
state or non-U.S. laws or
new regulation by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Board of Governors

of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (the “FDIC”), the European Commission and other federal, state and non-U.S. securities or
banking regulators, and other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company may also be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by courts and/or these governmental regulatory authorities or self-regulatory organizations. For example, a recent court decision casts doubt on whether federal or state usury laws apply with respect to loans originated by national banks and then sold to non-bank investors such
as the Company; this decision could significantly disrupt the bank loan secondary market and adversely impact the Company’s investment program. In addition, the approach taken by a federal court in the “Sun Capital” decision may significantly expand the scope of potential joint and several liability for pension obligations of portfolio companies commonly held by affiliated funds; this decision could create significant uncertainty with respect to such investments and adversely impact the Company. Moreover, legal and regulatory changes may adversely affect the Company’s ability to obtain financing by (among other things) reducing the availability of financing and/or adversely impacting financing costs and other terms.
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
Risks Related to Changes in Regulatory Policy
. The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and
political risks
with potentially far-reaching implications. There
has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.
Financial Services and Government Intervention
. From time to time, certain governments and regulatory authorities, such as the U.S. federal government, the U.S. Federal Reserve and the governments and regulatory authorities of certain member countries of the EU, have taken actions to provide or arrange credit support to financial institutions whose operations have been compromised by credit market dislocations and to restore liquidity and stability to the financial system in such jurisdictions. The implementation of any current or future governmental interventions (which may be significantly altered or terminated prior to implementation or during their terms), and their impact on both the credit markets generally and the Company’s investment program in particular, are uncertain.
U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act
. In response to the recent disruption in the credit markets and the global economic downturn, various agencies and regulatory bodies of the U.S. federal government have taken or are considering taking various actions. These actions include, but are not limited to, the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, and which imposes a new regulatory framework over the U.S. financial services industry, non-U.S. financial entities
that are regulated by or

affiliated with entities regulated by U.S. financial regulators, and the consumer credit markets in general, and proposed and final regulations adopted thereunder, as well as proposed and final regulations to implement the Basel III regulatory capital accords. Given the broad scope and sweeping nature of these changes and the fact that certain final implementing rules and regulations have not yet been adopted or implemented, the potential impact of these actions on the Adviser and the Company is unknown, and no assurance can be made that the impact of such changes would not have a material adverse effect on the Adviser or the Company. For example, the U.S. Financial Stability Oversight Council (“FSOC”) created by the Dodd-Frank Act has the authority to designate asset management firms as a “systemically important financial institution” (“SIFI”). If the Adviser, or one of its affiliates, were designated as a SIFI, it would be subject to a variety of regulations, including capital requirements and limitations on leverage, which could have a material adverse effect on the ability of the Company to pursue its investment strategy. In addition, the Dodd-Frank Act created a new regulator for the credit industry in the U.S. known as the U.S. Consumer Financial Protection Bureau (“CFPB”). The CFPB may, among other things, regulate interest rates and other charges, require certain disclosures and regulate foreclosure practices. Future regulatory actions authorized by the Dodd-Frank Act (including any regulatory actions or other measures taken by the FSOC and/or the CFPB) may significantly reduce the profitability of the Company and its Portfolio Investments.
Changes to Derivatives Regulation
. Through comprehensive new global regulatory regimes impacting derivatives (
e.g.
, the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID
II”)), certain over-the-counter derivatives transactions
in which the Company may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency
reporting requirements
and mandatory bi-lateral exchange of
initial
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
Based on information available as of the date of this annual report on
Form 10-K, the
effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting the Company’s ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s investing strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.
In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk leverage
limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Investment, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Uncertainty of the U.S. Political Climate
. The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify
macroeconomic and political risks

with potentially
far-reaching
implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to its business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact its business and the business of the Company’s competitors over the long term, the Company will not know if, overall, it will benefit from them or be negatively affected by them.
“
Bad Actor” Restrictions for Private Placements Conducted Under Rule 506 of Regulation D
. An issuer is precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 of Regulation D (“Rule 506 Offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC, (b) final orders from the CFTC, U.S. Federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct, (c) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons,
(d) SEC cease-and-desist orders
relating to violations of certain anti-fraud provisions and registration requirements of the U.S. federal securities laws, (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member, and (f) U.S. Postal Service false representation orders.
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
Changes to Accounting Standards
. The Financial Accounting Standards Board’s Accounting Codification Standards and updates, and additional provisions of U.S. generally accepted accounting principles (“U.S. GAAP”) (or to the extent applicable, International Financial Reporting Standards or other applicable accounting or financial reporting standards), that may be adopted in the future may impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of U.S. GAAP-compliant financial reporting.
Licensing Requirements
. Various licensing requirements could apply to the Company or the Adviser with respect to investments in, or the origination, holding, servicing and disposing of, loans and similar assets. The licensing requirements could apply depending on the location of the borrower, the location of the collateral securing the loan, or the location where the Company or the Adviser operates or has offices. Moreover, the Company’s ability to invest in certain properties, participate in the secondary mortgage market, obtain financing for investments, lease properties to tenants and/or engage in lending, advisory, servicing and/or broker activities may be subject to the issuance of permits or licenses. If the Company applies for such licenses, this process may be costly and take several months. There is no assurance that the Company will obtain all of the licenses that it desires or that the Company would not experience significant delays in seeking these licenses. In states and other jurisdictions in which it is licensed, the Company or the Adviser is required to comply with applicable laws and regulations, including possible information requirements, consumer protection and anti-fraud laws, which could impose restrictions on the Company’s or the Adviser’s ability to take certain actions to protect the value of its investments in such assets and impose compliance costs. Failure to comply with such laws and regulations could lead to, among other penalties, a loss of the Company’s or the Adviser’s license, which in turn could restrict the Company’s investment options or require the Company to divest assets located in or secured by real property located in that jurisdiction. These risks also apply to issuers and entities in which the Company invests that hold similar assets, as well as any origination company or servicer in which the Company owns an interest.

Reporting Company Filing Requirements
. As a BDC, the Company is subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on systems and resources. The 1934 Act requires that the Company file annual, quarterly and current reports with respect to business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company incurs significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrative Coordinator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
The systems and resources necessary to comply with public company reporting requirements will increase further once the Company ceases to be an “emerging growth company” under the JOBS Act. As long as the Company remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company will remain an emerging growth company for up to five years following any future IPO (however, the Company does not anticipate engaging in an IPO of its Units), although if the market value of the Units that are held by non-affiliates exceeds $700 million
as of any June 30 before that time, the Company would cease to be an emerging growth company as of the following December 31.
Additionally, because the Units are registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Units will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Unitholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each Unitholder is responsible for determining their filing obligations and preparing the filings. In addition, Unitholders who hold more than 10% of a class of Units may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered Units within a six-month period.
Documentation of Internal Controls
. The Company is obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). The Company is not required to comply with all of the requirements under Section 404 until the date it is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that they will eventually be required to meet. Specifically, the Company is required to conduct annual management assessments of the effectiveness of its internal controls over financial reporting. However, the Company’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until the date it is no longer an emerging growth company under the JOBS Act.
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

Other Risks Related to Portfolio Investments
High Yield Debt and Unrated Securities
. High yield securities are typically junior to the obligations of companies to senior creditors, trade creditors and employees. High yield securities and unrated securities (which are not rated by a rating agency) may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, such as the current economic period, for example, could cause a decline in the prices of high yield securities and unrated securities, because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. In addition, such securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs will be substantially less than that of senior creditors, especially during periods of financial distress or following insolvency.
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
Analysis of creditworthiness of issuers of high yield and unrated securities may be more complex than for issuers of higher-quality fixed income securities. Since it is expected that most of the Company’s assets will not be rated by any rating agency or will be rated below investment grade, the Company is more dependent on the Adviser’s creditworthiness analysis than if the Company invested exclusively in higher-quality and rated securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. See “—
General Credit Risk
” above.
Equity-Related Securities
. As with other Portfolio Investments, the value of equity or equity-related securities held by the Company may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by the Company is more susceptible to moving up or down in a rapid or unpredictable manner. In addition, equity securities often lose a significant amount of their value and may become worthless as a result of a bankruptcy proceeding or reorganization.
Convertible Securities Risk
. Convertible securities generally offer lower interest or dividend yields than non-convertible debt securities
of similar quality. The market values of convertible securities tend to decline as interest rates increase and, conversely, to increase as interest rates decline. However, a convertible security’s market value tends to reflect the market price of the common stock of the issuing company when that stock price approaches or is greater than the convertible security’s “conversion price.” The conversion price is defined as the predetermined price at which the convertible security could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible security tends to be influenced more by the yield of the convertible security. Thus, it may not decline in price to the same extent as the underlying common stock. Generally, in the event of a liquidation of the issuing company, holders of convertible securities would be paid before the company’s common stockholders but after holders of any senior debt obligations of the company. Consequently, the issuer’s convertible securities generally entail less risk than its common stock but more risk than its debt obligations. There is also a risk that, under certain circumstances, a bankruptcy court may order that convertible securities are treated as equity.
The Company may invest in synthetic convertible securities, which are created through a combination of separate securities that possess the two principal characteristics of a traditional convertible security,
 i.e.
, an income-producing security (“income-producing component”) and the right to acquire an equity security (“convertible component”). The income-producing component is achieved by investing in non-convertible,
income-producing securities such as bonds, preferred stocks and money market instruments. The convertible component is achieved by purchasing warrants or options to buy common stock at a certain exercise price, or options on a stock index. The values of synthetic convertible securities will respond differently to market fluctuations than a traditional convertible security because a synthetic convertible is composed of two or more separate securities or instruments, each with its own market value. Synthetic convertible securities are also subject to the risks associated with derivatives. In addition, if the value of the underlying common stock or the level of the index involved in the convertible element falls below the strike price of the warrant or option, the warrant or option may lose all value.

Preferred Securities Risk
. In addition to credit risk, investment in preferred stocks involves certain other risks. Certain preferred stocks contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns preferred stock that is deferring its distribution, the Company may be required to report income for U.S. federal income tax purposes despite the fact that it is not receiving current income on this position. Preferred stock often is subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred stock is subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Preferred stock may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.
Forwards and Derivatives Transactions
. The Company may engage in a variety of derivatives transactions. A derivative is a financial contract the value of which depends upon, or is derived from, the value of underlying assets, reference rates or indices. Derivatives may relate to securities, interest rates, currencies or currency exchange rates, inflation rates, commodities and related indices, and include foreign currency contracts, swap contracts, options, forward and futures contracts (including options thereon), repurchase or reverse repurchase agreements or other over-the-counter contracts. The
Company may use derivatives for many purposes, including as a substitute for direct investment, as a way to adjust its exposure to various securities, markets and currencies without actually having to sell existing investments and/or make new investments, and as a means to hedge other investments and to manage liquidity and excess cash. The Company’s use of derivatives may result in losses, reduce the Company’s return, and/or increase the volatility of the Company (particularly since many derivatives are inherently leveraged), especially in unusual or extreme market conditions.
All derivatives transactions involve risks different from, and potentially greater than, the risks associated with investing directly in securities and other more traditional assets, including:
Market Risk
. This is the general risk that the value of a particular investment or transaction will change in a way detrimental to the Company’s interests.
Management Risk
. Derivatives contracts are specialized contracts that require investment techniques and risk analyses with additional levels of complexity associated with the underlying investments. In addition to risks associated with the underlying instruments, counterparty and unsecured risk (among others) need to be computed and tracked in relation to the Company’s overall risk profile.
Documentation Risk
. Many derivatives transactions also have documentation risk. Because contracts for over-the-counter derivatives transactions
are individually negotiated with specific counterparties, there exists the risk that the parties may interpret contractual terms (
e.g.
, the definition of default) differently than the Company. If that occurs, the cost and unpredictability of the legal proceedings required for the Company to enforce its contractual rights may lead the Company to decide not to pursue its claims against the counterparty. The Company, therefore, assumes the risk that it may be unable to obtain payments the Adviser believes are owed to it under derivatives transactions, or those payments may be delayed or made only after the Company has incurred the costs of litigation. Also, payment amounts calculated in connection with standard industry conventions for resolving contractual issues (
e.g.
, ISDA Protocols and auction processes) may be different than would be realized if a counterparty were required to comply with the literal terms of the derivatives transaction (
e.g.
, physical delivery). There is little case law interpreting the terms of most derivatives or characterizing their tax treatment.
Regulatory Risk
. The derivatives market is subject to various risks related to existing as well as new and evolving regulation both within and outside the U.S. Additional regulation of the derivatives markets may make derivatives more costly, may limit the availability of derivatives, or may otherwise adversely affect the value or performance of derivatives. Any such adverse future developments could impair the effectiveness of a Company’s derivatives transactions and cause the Company to lose value. They may also render certain strategies in which the Company might otherwise engage impossible or so costly that they will no longer be economical to implement. See “—
Changes to Derivatives Regulation
” above.
Other Risks
. Derivatives also involve the risk that changes in their value may not correlate perfectly with the assets, rates or indices they are designed to track. Suitable derivatives may not be available in all circumstances. Under the terms of certain contracts governing derivatives transactions, the occurrence of certain events with respect to the Company (such as a decline in the Company’s NAV) may cause the Company’s derivatives transactions to be terminated early, including at an inopportune time or at an unfavorable price.

Warrants and Rights
. The Company may purchase or otherwise receive warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit the Company’s ability to exercise the warrants or rights at such time, or in such quantities, as the Company would otherwise wish.
Risks
Relating to Reference Rates
. Although the Company no longer intends to lend at rates based on the London Interbank Offered Rate (“LIBOR”), it may acquire loans that continue to use LIBOR. While many LIBOR rates were phased out at the end of 2021, a selection of widely used U.S.-dollar LIBOR rates will continue to be published until June 2023. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for LIBOR-based instruments in the U.S.), the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR and may result in a reduction in the value of certain instruments that the Company may acquire. Further, disruptions related to loans in the marketplace could have a material adverse effect on the ability of the Adviser or its affiliates to enter into loans in the future in accordance with the Company’s investment strategy and have a material adverse effect on the Company.
Risks Related to Economic Recessions
. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.
Many of the Company’s Portfolio Investments may be susceptible to economic slowdowns or recessions and may be unable to repay its loans during these periods. The global outbreak of
COVID-19
has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods have seen a downturn in production due to the suspension of business and temporary closure of factories globally in an attempt to curb the continued spread of the virus. As a result of these disruptions, the Company’s non-performing
assets may increase and the value of its portfolio may decrease during these periods as the Company is required to record the values of its investments. Adverse economic conditions also may decrease the value of collateral securing some of the Company’s loans and the value of its equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and result in its receipt of a reduced level of interest income from the Company’s Portfolio Investments and/or losses or charge offs related to its investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.
A Portfolio Investment’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the Portfolio Investment’s ability to meet its obligations under the debt that the Company holds. The Company may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting Portfolio Investment. In addition, if one of the Company’s Portfolio Investments were to go bankrupt, depending on the facts and circumstances, including the extent to which the Company actually provided significant managerial assistance to that Portfolio Investment, a bankruptcy court might re-characterize
its debt holdings and subordinate all or a portion of the Company’s claim to that of other creditors.
These Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that the Company is unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

The Company’s business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and
non-U.S.
government and regulatory authorities could have a material adverse impact on the Company’s business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the
COVID-19
pandemic and the Russian invasion of Ukraine, negatively
impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates, such as the current economic period, and/or a return to unfavorable economic conditions could adversely affect its business.
Risks Related to Portfolio Investment Monitoring and Involvement
. The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings. See “—
Control Positions
” below. The Company’s investment program may from time to time enable it to place representatives on the creditors’ or steering committees and/or the boards of directors of certain companies in which it has invested. While such involvement may enable the Adviser to enhance the value of the Company’s Portfolio Investments, it may also prevent the Company from freely disposing of such Portfolio Investments, while also exposing it to legal claims and adverse publicity (including claims of breach of duty of loyalty, securities claims and other management-related claims). In addition, if the Adviser’s representatives are serving as directors of companies which are in the “zone of insolvency,” such persons may have a fiduciary obligation to the creditors of such entity as well as the shareholders of such entity. The interests of such parties may be adverse to the interests of the Company. These fiduciary obligations may conflict with the Adviser’s obligation to the Company, and the Adviser may cause its representatives to resign from such positions in order to reduce such conflicts. Any involvement by the Adviser’s representatives (including through serving on a board of directors, or permanent or ad hoc creditors’ or steering committees) may also entail a substantial time commitment, which may limit such representatives’ ability to participate in other Company matters and investments.
Risks Associated with Bankruptcy and Insolvency Cases
. If any issuers of securities held by the Company or any counterparties to the derivatives transactions and other transactions entered into by the Company, or any custodians of the Company’s assets or any obligors in connection with Portfolio Investments are involved in bankruptcy proceedings, the Company will be subject to certain risks inherent in bankruptcy proceedings, including the duration, administrative costs and impact of a bankruptcy case on the value of assets administered in bankruptcy or on a company’s value (including that a bankruptcy case may damage or diminish a company’s relationship with its employees, customers and/or suppliers). Many of the events within a bankruptcy or insolvency case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, or to demand that certain actions take place, there can be no assurance that a court would not approve actions or inaction which may be contrary to the interests of the Company.
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

Lack of Control over Investments
. The Company invests in debt securities, but may
hold a non-controlling interest in
one or more Portfolio Investments. Such investments may not give the Company the ability to influence the management of the company or to elect a representative to the Board. In addition, the management of the company or its shareholders may have economic or business interests which are inconsistent with those of the Company, and they may be in a position to take action contrary to the Company’s objectives. A non-controlling interest may
be especially adverse to the Company in circumstances, such as certain stressed or distressed situations, where an element of control or influence might be beneficial to the subject investment.

Control Positions
. The Company does not expect to, but may have a controlling interest in a Portfolio Investment (because of its equity ownership, representation on the board of directors and/or contractual rights) either on its own or, in certain cases, with another financial partner or investment fund (
e.g.,
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
The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference
period with respect to payments made to the Company. See “—
Fraudulent Conveyance and Preference Considerations
” below. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of Portfolio Investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding. See “—
Lender Liability Considerations and Equitable Subordination
” below.
Lender Liability Considerations and Equitable Subordination
. In recent years, a number of judicial decisions in the U.S. have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim against a borrower of a creditor, including a lending institution, to claims of other creditors of the borrower when the creditor is found to have engaged in unfair, inequitable or fraudulent conduct. There can be no assurance as to whether any fund, lending institution or other party from which the Company may directly or indirectly acquire such claims engaged in any such conduct and, if it did, as to whether the Company would be subject to claims that the Company’s Portfolio Investments should be equitably subordinated based on such conduct. Because of the nature of certain of the Company’s Portfolio Investments, the Company could be subject to allegations of lender liability or to claims that the Company’s Portfolio Investments should be equitably subordinated.
Fraudulent Conveyance and Preference Considerations
. Various federal and state laws enacted for the protection of creditors may apply to the purchase of the Company’s Portfolio Investments, or payments or liens related thereto, by virtue of the Company’s role as a creditor with respect to the borrowers under such Portfolio Investments. If a court, in a lawsuit brought by an unpaid creditor, a debtor-in-possession, a trustee
in bankruptcy, or their respective representatives, were to find that the borrower took any action to intentionally delay or frustrate recoveries by creditors, or did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to such indebtedness and/or grant of any security interest or other lien, the issuer or obligor (i) was insolvent, (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could, under certain circumstances, invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower and could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness.

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
Portfolio Investment Risk
. The Company’s Portfolio Investments may involve a high degree of business and financial risk. Portfolio Investments may be in early stages of development, may have operating losses or significant variations in operating results and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Portfolio Investments will also include companies that are experiencing or are expected to experience financial difficulties, which may never be overcome. In addition, many of them will have weak financial conditions and may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions. Portfolio Investments may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial and technical personnel. In addition, Portfolio Investments in which the Company invests may be required to comply with numerous
U.S. and non-U.S. statutory and
regulatory standards. A Portfolio Investment could be materially and adversely affected as a result of statutory or regulatory changes or changes in judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such Portfolio Investment, the markets in which such Portfolio Investment operates or such Portfolio Investment’s industry generally.
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
Zero-Coupon Bonds, Deferred Interest Rate Bonds and
 Payment-In-Kind
 Securities
. Zero-coupon bonds pay interest only at maturity rather than at intervals during the life of the security. Deferred interest rate bonds generally provide for a period of delay before the regular payment of interest begins. PIK securities are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Each of these instruments is normally issued and traded at a deep discount from face value. Zero-coupon bonds, deferred interest rate bonds and PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash. In addition, such investments experience greater volatility in market value due to changes in interest rates than debt obligations that provide for regular payments of interest.
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
Money Market and Other Liquid Instruments
. The Company may invest its assets in such liquid securities as the Adviser may deem to be advisable, including fixed income securities, money market instruments, money market mutual funds, and debt securities issued or guaranteed by the U.S., certain U.S. government agencies or instrumentalities. Money market instruments are short-term fixed income obligations, which generally have remaining maturities of one year or less, and may include commercial paper, certificates of deposit, and bankers’ acceptances issued by domestic branches of U.S. banks that are members of the FDIC. The Company may be prevented from achieving its investment objective during any period in which its assets are not substantially invested in accordance with its investment strategy. Notwithstanding their general high-quality nature, money market funds and liquid securities are subject to the risk of loss.
Among other liquid investments, the Company may invest cash, pending investment, reinvestment or distribution thereof or in connection with the maintenance of reserves, in money fund products offered from time to time by its Custodian, including the use of bank “sweep” short-term offerings.

Pooled Investment Vehicles and Pass-through Entities
. The Company may invest or take short positions in pooled investment vehicle and pass-through entities, including affiliated or third-party unregistered investment vehicles, investment companies registered under the 1940 Act (including exchange-traded funds and closed-end companies) and
master limited partnerships (“Pooled Investment Vehicles”). To the extent the Company invests directly in Pooled Investment Vehicles and other “pass-through” entities which are treated as partnerships for U.S. federal income taxation purposes, the Company must rely on such vehicles to deliver to it certain tax information that is necessary to complete the Company’s own tax returns. If this information is not delivered to the Company in a timely fashion, the Company will be delayed in providing tax information to the investors.
U.S. Government and Agency Securities
. The
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
Restricted Securities
. It is expected that a significant portion of the Company’s Portfolio Investments will be securities (“restricted securities”) that have not been registered for sale to the public under the Securities Act pursuant to an exemption from registration (including Section 4(a)(2) of, or Rule 144A under, the Securities Act). Restricted securities are generally only sold to institutional investors in private sales from the issuer or from an affiliate of the issuer. These securities may be less liquid than securities registered for sale to the general public. The liquidity of a restricted security may be affected by a number of factors, including: (i) the credit quality of the issuer; (ii) the frequency of trades and quotes for the security; (iii) the number of dealers willing to purchase or sell the security and the number of other potential purchasers; (iv) dealer undertakings to make a market in the security; and (v) the nature of the security and the nature of marketplace trades. Also, restricted securities may be difficult to value because market quotations may not be readily available.
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
Risks Related to Disposition of Investments
. The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, IPOs, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized. See, for example, “—
Risks Relating to Bank Loans and Corporate Loans
” above. In particular, certain disposition techniques and structures may expose the Company to liability for (among other things) securities laws violations, breaches of representations and warranties, and repurchase or “putback” obligations with respect to securitizations or similar structures.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by SLR in accordance with the terms of the Investment Management Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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
Holders
As of February 24, 2023, there were 3 holders of record of our Units.
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
We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (
i.e.
, net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
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

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access different debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	changes in the political conditions and relations between the United States, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;

•	changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and

•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chain and operations.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

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
SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.
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
The Company’s principal focus is to invest in two differentiated strategies, first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper middle market healthcare companies with EBITDA between approximately $25 million and $100 million. These loan tranches are expected to range in size from $100 million to $300 million. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization
or early revenue drug and device development companies. These loan tranches are expected to range in size from $25 million to $150 million. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment
grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company expects to co-invest
with other vehicles managed by SLR (the “SLR Funds”). The Company and the SLR Funds are under common control with SLR. There can be no assurance that the Company will be able to co-invest
with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments
with vehicles managed by SLR will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

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
healthcare
sub-sectors
in which we have direct experience. These loan tranches are generally $100 million to $300 million. In addition, the Company intends to invest a portion of its assets in loans to late stage drug and medical device development companies. The Company will seek to leverage the significant capital base of the SLR platform to co-invest
alongside other SLR managed investment vehicles enabling the Company to participate in larger, more attractive upper middle-market financings and have more control over structuring through greater ownership of a financing tranche.
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

Macroeconomic Environment
Credit markets continued to be under pressure during 2022 amid a risk-off
environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.
Portfolio and Investment Activity
During the year ended December 31, 2022, we invested approximately $28.4 million across 21 portfolio companies. This compares to investing approximately $34.0 million across 13 portfolio companies for the period January 5, 2021 (commencement of operations) to December 31, 2021. Investments sold or prepaid during the year ended December 31, 2022 totaled approximately $12.5 million versus approximately $7.0 million for the period January 5, 2021 (commencement of operations) to December 31, 2021.
At December 31, 2022, our portfolio consisted of 20 portfolio companies and was invested 100.0% in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 12 portfolio companies invested 100.0% in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value, at December 31, 2021.
At December 31, 2022, 91.6% of our income producing investment portfolio was floating rate and 8.4% was fixed rate, measured at fair value. At December 31, 2021, 86.5% of our income producing investment portfolio was floating rate and 13.5% was fixed rate, measured at fair value.
Critical Accounting Policies
The preparation of the consolidated financial statements in accordance with U.S. GAAP will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. Actual results could materially differ from those estimates, which the Company will evaluate on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future consolidated financial statements.
Valuation of Portfolio Investments
In December 2020, the SEC adopted new Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company will comply with Rule
2a-5’s
valuation requirements.
The Company conducts the valuation of its assets, pursuant to which the Company’s net asset value is determined, at all times consistent with GAAP, and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
It is anticipated that in respect of many of the Company’s assets, readily available market quotations will not be obtainable and that such assets will be valued at fair value. A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation.

For purposes of calculating the NAV, the Company’s assets will generally be valued as described in Note 2(b) to the Company’s Consolidated Financial Statements.
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
Leverage
The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse
basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of December 31, 2022, the Company held $28.5 million of senior securities, for an asset coverage ratio of 167.9%.
Taxation as a Regulated Investment Company (“RIC”)
The Company elected to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its Unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.
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

Results of Operations
Results are shown for the fiscal year ended December 31, 2022 and for the period January 5, 2021 (commencement of operations) to December 31, 2021.
Investment Income
For the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021, gross investment income totaled $3.7 million and $1.0 million, respectively. The comparative increase in gross investment income is due to a substantial increase in the size of the income-producing portfolio along with higher LIBOR and SOFR.
Expenses
Expenses totaled $3.0 million and $1.8 million, respectively, for the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021, of which $0.4 million and $0.2 million, respectively, were management fees and administration fees and $1.9 million and $0.4 million, respectively were interest and other credit facility expenses. Other general and administrative expenses totaled $0.6 million and $1.2 million, respectively, for the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021. Expenses generally consist of management fees, administration fees, performance-based incentive fees, if any, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others. The comparative increase in expenses is due to higher interest expense from increased borrowings to support a larger portfolio, along with an increase in LIBOR and SOFR. Additionally, other expenses were lower in the current year as organizational and other start-up
costs were expensed in the prior comparative period.
Net Investment Income (Loss)
The Company’s net investment income (loss) totaled $0.8 million and ($0.8) million or $1.07 and ($2.97) per average unit, respectively, for the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021.
Net Realized Loss
The Company had investment sales and prepayments totaling approximately $12.5 million and $7.0 million, respectively, for the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021. Net realized losses over the same periods were $16 thousand and $5 thousand, respectively. Net realized losses for both comparative periods were primarily related to the sale of select assets.
Net Change in Unrealized Gain
For the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021, net change in unrealized gain on the Company’s investments totaled $0.2 million and $0.1 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2022 is primarily due to appreciation on our investments in Ivy Fertility Services, LLC and Arcutis Biotherapeutics, Inc., among others. Net unrealized gain for the period January 5, 2021 (commencement of operations) to December 31, 2021 is primarily due to appreciation on our investments in MMIT Holdings, LLC and BayMark Health Services, Inc., among others.
Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations
For the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021, the Company had a net increase (decrease) in unitholders’ capital resulting from operations of $0.9 million and ($0.7) million, respectively. For the same periods, income (loss) per average unit was $1.30 and ($2.57), respectively.
Financial Condition, Liquidity and Capital Resources
Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity
During the period January 5, 2021 (commencement of operations) to December 31, 2022, on a net basis, the Company sold and issued 888,565 common units at an average price of $22.51 per unit, for gross proceeds of $20.0 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $63.9 million at December 31, 2022. The Offering Period of the Company ended on December 31, 2022.
Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75 million. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $14.7 million of borrowings outstanding as of December 31, 2022 under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus
2.75-3.00%
and the current stated maturity date is March 19, 2023. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2022, there were $13.8 million of borrowings outstanding under the Subscription Facility.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $30 million par amount in cash equivalents as of December 31, 2022.
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

	Payments due by Period as of December 31, 2022 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$28.5	$13.8	$—	$14.7	$—

(1)	At December 31, 2022, we had a total of $46.5 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.
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
Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
(in millions)
Outset Medical, Inc.	$3.1	$—
Apeel Technology, Inc.	2.9	—
Glooko, Inc.	1.6	2.7
SCP Eye Care, LLC	1.0	—
Oral Surgery Partners Holdings, LLC	0.8	—
Plastics Management, LLC	0.8	1.2
Arcutis Biotherapeutics, Inc.	0.8	4.7
Spectrum Pharmaceuticals, Inc.	0.8	—
Ardelyx, Inc.	0.7	—
Southern Orthodontic Partners Management, LLC	0.7	—
Pediatric Home Respiratory Services, LLC	0.6	—
Cerapedics, Inc.	0.6	—
Orthopedic Care Partners Management, LLC	0.5	—
Meditrina, Inc.	0.3	—
Ivy Fertility Services, LLC	0.1	0.5
BayMark Health Services, Inc.	0.1	0.2
SunMed Group Holdings, LLC	0.1	0.1
BridgeBio Pharma, Inc.	—	2.5
Rezolute, Inc.	—	0.6
SOC Telemed, Inc.	—	0.5
RQM+ Corp.	—	0.4
MMIT Holdings, LLC	—	0.2

Total Commitments	$15.5	$13.6

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (
i.e.
, net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.
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
Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional
asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Michael S. Gross, our Chairman,
Co-Chief
Executive Officer and President, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures.

On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by the 1940 Act.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war in Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2022, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of December 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately twelve cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2022 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twelve cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2022, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR/SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.12)	$0.12

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Directors
SLR HC BDC LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SLR HC BDC LLC (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year ended December 31, 2022 and for the period January 5, 2021 (commencement of operations) to December 31, 202
1
, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period January 5, 2021 to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
New York, New York
February 28, 2023

SLR HC BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $43,602 and $27,169, respectively)	$43,897	$27,286
Cash	3,986	467
Cash equivalents (cost: $29,828 and $20,000, respectively)	29,828	20,000
Interest receivable	271	171
Prepaid expenses	15	14

Total assets	$77,997	$47,938

Liabilities
Payable for cash equivalents purchased	$29,828	$20,000
Revolving credit facility due February 2027 (the “SPV Facility”) ($14,675 and $0 face amounts, respectively, reported net of unamortized debt issuance costs of $624 and $0, respectively. See note 5)	14,051	—
Revolving credit facility due March 2023 (the “Subscription Facility”) ($13,800 and $13,050 face amounts, respectively, reported net of unamortized debt issuance costs of $49 and $244, respectively. See note 5)	13,751	12,806
Management fee payable (see note 3)	325	63
Administration fee payable (see note 3)	8	4
Interest payable (see note 5)	493	39
Other liabilities and accrued expenses	193	414

Total liabilities	$58,649	$33,326

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (888,565 and 682,427 units, respectively, issued and outstanding, see note 2f)	19,461	14,961
Accumulated distributable net loss (see note 2f)	(113)	(349)

Total unitholders’ capital	$19,348	$14,612

Total liabilities and unitholders’ capital	$77,997	$47,938

Net asset value per unit	$21.77	$21.41

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Operations
(in thousands, except unit amounts)

	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$3,732	$1,018
Other income from non-controlled/non-affiliated investments	16	1

Total investment income	3,748	1,019

Expenses:
Management fees (see note 3)	$419	$224
Administration fees (see note 3)	27	9
Interest and other credit facility expenses (see note 5)	1,939	398
Services fee	—	250
Organizational expenses	—	229
Other general and administrative expenses	592	732

Total expenses	2,977	1,842

Net investment income (loss)	$771	$(823)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(16)	$(5)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	178	117

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	162	112

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$933	$(711)

Net Income (Loss) Per Unit	$1.30	$(2.57)

*	Commencement of operations
See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands, except unit amounts)

	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$771	$(823)
Net realized loss	(16)	(5)
Net change in unrealized gain	178	117

Net increase (decrease) in unitholders’ capital resulting from operations	933	(711)

Distributions to unitholders:
From distributable earnings	(697)	—

Increase (decrease) in unitholders’ capital resulting from capital activity:
Contributions	4,500	15,501
Less offering costs	—	(177)
Cancellation	—	(1)

Net increase in unitholders’ capital resulting from capital activity	4,500	15,323

Total increase in unitholders’ capital	4,736	14,612
Unitholders’ capital, beginning of period	14,612	—

Unitholders’ capital, end of period	$19,348	$14,612

Capital unit activity (see note 7):
Units issued	206,138	682,467
Units canceled	—	(40)

Net increase from capital unit activity	206,138	682,427

*	Commencement of operations
See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021

Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$933	$(711)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	16	5
Net change in unrealized gain on investments	(178)	(117)
(Increase) decrease in operating assets:
Purchase of investments	(28,404)	(33,983)
Net accretion of discount on investments	(234)	(61)
Proceeds from disposition of investments	12,289	6,870
Capitalization of payment-in-kind income	(100)	—
Interest receivable	(100)	(171)
Prepaid expenses	(1)	(14)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	9,828	20,000
Management fee payable	262	63
Administration fee payable	4	4
Interest payable	454	39
Other liabilities and accrued expenses	(221)	414
Deferred financing costs	345	133

Net Cash Used in Operating Activities	(5,107)	(7,529)

Cash Flows from Financing Activities:
Contributions from unitholders	4,500	15,501
Offering costs	—	(177)
Cancellation of units	—	(1)
Cash distributions paid	(697)	—
Proceeds from borrowings	42,401	24,723
Repayments of borrowings	(27,750)	(12,050)

Net Cash Provided by Financing Activities	18,454	27,996

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,347	20,467
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,467	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,814	$20,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,485	$359

*	Commencement of operations
See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 226.8%
Apeel Technology, Inc. (4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$315	$317
Arcutis Biotherapeutics, Inc. (3)(4)	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	6,288	6,322	6,367
Ardelyx, Inc . (3)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	851	854	853
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	4,068	4,034	4,068
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,683	3,656	3,683
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	2,494	2,488	2,488
Glooko, Inc . (4)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	1,452	1,456	1,455
Ivy Fertility Services, LLC (4)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	2,697	2,659	2,724
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	312	309	311
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	567	557	556
Orthopedic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	1,087	1,080	1,087
Outset Medical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	3,052	3,034	3,029
Pediatric Home Respiratory Services, LLC (4)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	463	457	459
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	3,107	3,069	3,107
RQM+ Corp . (4)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	4,033	3,986	4,033
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	9.46%		10/6/2022	10/5/2029	2,905	2,813	2,810
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+600	1.00%	10.77%		6/3/2022	1/27/2026	489	485	489
Spectrum Pharmaceuticals, Inc. (4)	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	915	905	906
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	L+575	0.75%	10.48%		6/16/2021	6/16/2028	2,033	2,004	2,033
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58	% (7)	2/18/2022	2/1/2027	3,095	3,094	3,111

Total Bank Debt/Senior Secured Loans									$43,577	$43,886

Warrants — 0.1%								Warrants
Meditrina, Inc .*	Health Care Equipment & Supplies					12/20/2022		2,719	$2	$2
Spectrum Pharmaceuticals, Inc .*	Biotechnology					9/21/2022		13,871	4	1
Vapotherm, Inc .*	Health Care Equipment & Supplies					2/18/2022		3,324	19	8

Total Warrants									$25	$11

Total Investments (5) — 226.9%									$43,602	$43,897

Cash Equivalents — 154.1%
U.S. Treasury Bill	Government					12/30/2022	2/23/2023	$30,000	$29,828	$29,828

Total Investments & Cash Equivalents — 381.0%									$73,430	$73,725
Liabilities in Excess of Other Assets — (281.0%)										(54,377)

Net Assets — 100.0%										$19,348

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of December 31, 2022.

(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”).

If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2022, on a fair value basis, non-qualifying
assets in the portfolio represented 17.9% of the total assets of the Company.

(4)
Indicates an investment that is wholly or partially held by SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) through its wholly-owned financing subsidiary SLR HC BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $71; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $318 and $389, respectively, based on a tax cost of $43,968. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(7)	Vapotherm, Inc. may elect to defer up to 8.00% of the coupon as PIK.
*	Non-income producing security.
See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments (continued)
December 31, 2022
(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2022
Health Care Providers & Services	34.9%
Health Care Equipment & Supplies	19.3%
Biotechnology	16.8%
Pharmaceuticals	16.5%
Life Science Tools & Services	9.2%
Health Care Technology	3.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC
Schedule of Investments
December 31, 2021
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 186.7%
Arcutis Biotherapeutics, Inc. (3)	Pharmaceuticals	L+745	0.10%	7.55%	12/22/2021	1/1/2027	$2,358	$2,348	$2,347
Axcella Health Inc .	Pharmaceuticals	L+860	0.10%	8.70%	9/2/2021	9/1/2026	1,007	1,011	1,009
BayMark Health Services, Inc .	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	4,011	3,972	4,011
BridgeBio Pharma,Inc . (3)	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	3,751	3,697	3,695
Glooko, Inc.	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	907	905	903
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	2,352	2,311	2,310
MMIT Holdings, LLC	IT Services	L+625	1.00%	7.25%	9/21/2021	9/15/2027	3,366	3,313	3,366
Plastics Management, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	1,866	1,840	1,848
Rezolute, Inc.	Biotechnology	L+875	0.12%	8.87%	4/14/2021	4/1/2026	619	617	617
RQM+ Corp .	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	1,790	1,774	1,786
SOC Telemed, Inc.	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	3,395	3,403	3,403
SunMed Group Holdings, LLC	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	2,011	1,978	1,991

Total Bank Debt/Senior Secured Loans								$27,169	$27,286

Total Investments (4) — 186.7%								$27,169	$27,286

Cash Equivalents — 136.9%
U.S. Treasury Bill	Government				12/31/2021	1/25/2022	$20,000	$20,000	$20,000

Total Investments & Cash Equivalents — 323.6%								$47,169	$47,286
Liabilities in Excess of Other Assets — (223.6%)									(32,674)

Net Assets — 100.0%								$ 14,612

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR”
o
r “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of December 31, 2021.

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements
December

31, 2022
(in thousands, except unit amounts)
Note 1. Organization
SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on July 7, 2020 as a closed-end,
externally managed
investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”).
In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of December 31, 2022, the Company has closed on $83,850 in capital commitments. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of December 31, 2022, $20,000 of capital commitments were drawn and $63,850 were unfunded.
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
The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). The Company was permitted to hold closings at any time during the offering period (the “Offering Period”), which ended on December 31, 2022. The term of the Company is expected to be seven years from the Company’s final closing with the Access Fund, which was held on February 11, 2021, unless the Company is terminated earlier or causes the units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange (an “Exchange Listing”) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940
Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is
December 31.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
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
Note 2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries, if any. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.
The preparation of consolidated financial statements in conformity with GAAP and pursuant to the requirements for reporting on Form
10-K
and Regulation
S-X,
as appropriate, also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.
In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for the fair presentation of financial statements, have been included.
The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

(i)
securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available and deemed to represent fair value under U.S. GAAP will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under U.S. GAAP). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation;

(ii)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

(iv)	securities, loans or other instruments for which market quotes are not readily available or reliable under U.S. GAAP will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of SLR responsible for the portfolio investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

c.
the audit committee of the Board of Directors ( the “Board”) reviews the preliminary valuations of the Adviser and third party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third party valuation specialist, if any, which may from time to time be engaged by the Board.

The valuation principles set forth above may be modified from time to time without notice to Unitholders, in whole or in part, as determined by the Board in its sole discretion.
The Board will also (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC
820-10,
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2022, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level
 1
: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

Level
 2
: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
Level
 3
: Unobservable inputs for the asset or liability.
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

(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2022, there were no reclassifications on our balance sheet between accumulated distributable net loss and common
Unitholders’
capital.

(g)
Distributions to Unitholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)
In accordance with Regulation
S-X
and ASC Topic 810—
Consolidation
, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

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
Note 3. Agreements and Related Party Transactions
Pursuant to the Investment Management Agreement we have entered into with the Adviser, we will
pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, the Adviser has been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay an administration fee to the Administrative Coordinator for such administrative and coordination services, each as defined and described further below. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.
Management Fees
The Company
pays
the Adviser a management fee prior to an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Pre-Exchange Listing Management Fee”) and
will pay
a management fee following an Exchange Listing (as the same may be adjusted pursuant to the LLC Agreement and the Investment Management Agreement, the “Post-Exchange Listing Management Fee” and, together with the Pre-Exchange Listing Management Fee, the “Management Fee”). The Management Fee will be payable quarterly in arrears, as follows:

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

•
Pre-Exchange
Listing
. Prior to an Exchange Listing, the
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

•
Post-Exchange Listing
. Following an Exchange Listing, the Post-Exchange Listing Management Fee will be an amount equal to 1.50% per annum of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters; provided, however, the Post-Exchange Listing Management Fee will be calculated at an annual rate of 1.00% of the average value of the Company’s total assets at the end of the two most recently completed calendar quarters that exceeds the product of (i) 200% and (ii) the value of the Company’s total net assets at the end of the immediately preceding calendar quarter.

The Management Fee will be appropriately adjusted for any stub period. The Adviser may arrange for the Company to direct to a placement agent any portion of the Management Fee which the Adviser is owed for purposes of paying any placement fee that the Adviser owes to such placement agent.
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
Incentive Fee
Distributions
. Prior to an Exchange Listing, the Company makes distributions out of two categories: Current Proceeds and Disposition Proceeds (collectively referred to as “Investment Proceeds”). “Disposition Proceeds” means all amounts received by the Company upon the disposition of an investment, including full or partial repayments or amortization of principal (but excluding Current Proceeds). “Current Proceeds” means all proceeds from investments, including interest income, fee income, prepayment fees and exit fees, other than Disposition Proceeds, less Company expenses. The Adviser apportions each Unitholder’s pro rata share of Investment Proceeds between Disposition Proceeds and Current Proceeds.
Pre-Exchange
Listing Incentive Fee
.
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
100
% to such Unitholder until such Unitholders has received cumulative distributions of Investment Proceeds pursuant to this clause (A) equal to such Unitholder’s total capital contributions to the Company (including amounts contributed to pay
Pre-Exchange
Listing Management Fees,
Pre-Exchange
Listing Administration Fees (defined below), Organizational Expenses (defined below) and other Company expenses);

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

(B) Second, Unitholder Preferred Return:
100
% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and clause (ii)(A) and (ii)(C) below equal to
6
% per annum, compounded annually, on Unitholders’ capital contributions to the Company (including amounts contributed to pay
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
(C) Third, Adviser Catch Up:
100
% of all remaining Disposition Proceeds to the Adviser as a
Pre-Exchange
Listing Incentive Fee, until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (C) and clause (ii)(B) below equal to
10
% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (B) above and this clause (C) and clause (ii)(A) and (ii)(B) below;
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
Pre-Exchange
Listing Incentive Fee.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

In no event will the Adviser receive amounts of
Pre-Exchange
Listing Incentive
Fees
under clause (ii)(B) and (ii)(C) above in excess of the percentage of the Current Proceeds actually distributed to Unitholders pursuant to clause (ii)(A), (ii)(B) and (ii)(C) above.
Post-Exchange Listing Incentive Fee
. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as follows (the “Post-Exchange Listing Incentive Fee”):

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
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

These calculations will be
appropriately pro-rated for
any period of less than three months.
Capital Gains Fee
. The second part
of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year following an Exchange Listing, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which an Exchange Listing is completed will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains
Fee.
The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, all or any portion of the
Pre-Exchange
Listing Incentive Fee or Post-Exchange Listing Incentive Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such
Pre-Exchange
Listing Incentive Fees or Post-Exchange Listing Incentive Fees may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the
Pre-Exchange
Listing Incentive Fee or Post-Exchange Listing Incentive Fee.
The Adviser may arrange for the Company to direct to a placement agent any portion of the
Pre-Exchange
Listing Incentive Fee or Post-Exchange Listing Incentive Fee which the Adviser is owed for purposes of paying any placement fee that the Adviser owes to such placement agent.
Administration Fees and Expenses
Pre-Exchange
Listing Administration Fees
. The Company
will pay SLR, in its capacity as the Administrative Coordinator, a fee (the
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
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
Pre-Exchange
Listing Administration Fee.
Post-Exchange Listing Administration Expenses
. In connection
with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SLR Capital Management, LLC (“SCM”) pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement (together with the
Pre-Exchange
Listing Administration Fee, the “Administration Expenses”).
For the year ended December
 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021, the Company incurred $419 and $224, respectively, in Management Fees, $27 and $9, respectively, in Administration Fees and $0 and $0, respectively in Incentive Fees.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of December 31, 2022 and December 31, 2021:
Fair Value Measurements
As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$43,886	$43,886
Warrants	—	—	11	11
Total Investments	$—	$—	$43,897	$43,897
While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2022, the fair value of the SPV Facility and the Subscription Facility would be $14,675 and $13,800, respectively.
Fair Value Measurements
As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$27,286	$27,286

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

The following tables provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2022:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2021	$27,286	$—	$27,286
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	192	(14)	178
Purchase of investment securities	28,713	25	28,738
Proceeds from dispositions of investment securities	(12,305)	—	(12,305)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, December 31, 2022	$43,886	$11	$43,897

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$243	$(14)	$229

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$43,886	Income Approach	Market Yield	9.8% – 18.2% (12.5%)

Warrants	Asset	$11	Market Approach	Volatility	26.0% – 26.0% (26.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$27,286	Income Approach	Market Yield	6.1% – 12.1% (8.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

Note 5. Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. There were $14,675 of borrowings outstanding as of December 31, 2022 under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus
2.75-3.00%
and the current stated maturity date is March 19, 2023. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2022, there were $13,800 of borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the year ended December 31, 2022 and the period March 19, 2021 (commencement of the Subscription Facility) to December 31, 2021 was 4.88% and 3.05%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the year ended December 31, 2022 and the period March 19, 2021 (commencement of the Subscription Facility) to December 31, 2021 was $32,775 and $15,550, respectively.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2022 and December 31, 2021 is $15,513 and $13,664, respectively, comprised of the following:

	December 31, 2022	December 31, 2021
Outset Medical, Inc.	$3,052	$—
Apeel Technology, Inc.	2,852	—
Glooko, Inc.	1,633	2,722
SCP Eye Care, LLC	968	—
Oral Surgery Partners Holdings, LLC	843	—
Plastics Management, LLC	794	1,161
Arcutis Biotherapeutics, Inc.	786	4,716
Spectrum Pharmaceuticals, Inc.	763	—
Ardelyx, Inc.	696	—
Southern Orthodontic Partners Management, LLC	670	—
Pediatric Home Respiratory Services, LLC	630	—
Cerapedics, Inc.	623	—
Orthopedic Care Partners Management, LLC	566	—
Meditrina, Inc.	312	—
Ivy Fertility Services, LLC	128	492
BayMark Health Services, Inc.	128	226
SunMed Group Holdings, LLC	69	111
BridgeBio Pharma, Inc.	—	2,500
Rezolute, Inc.	—	619
SOC Telemed, Inc.	—	485
RQM+ Corp.	—	414
MMIT Holdings, LLC	—	218

Total Commitments	$15,513	$13,664
The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
In the normal course of business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance
sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance
sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Units at beginning of period	682,427	—
Units issued	206,138	682,467
Units canceled	—	(40)

Units issued and outstanding at end of period	888,565	682,427

*	Commencement of operations

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021:

	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021

Per Share Data: (a)
Net asset value per unit, beginning of period	$21.41	$—

Net investment income (loss)	1.07	(2.97)
Net realized and unrealized gain	0.26	0.40

Net increase (decrease) in Unitholders’ capital resulting from operations	1.33	(2.57)
Distributions to Unitholders:
From distributable earnings	(0.97)	—
Issuance of initial units	—	24.62 **
Offering costs	—	(0.64)

Net asset value per unit, end of period	$21.77	$21.41

Total Return (b)(c)	6.21%	(26.93)%
Unitholders’ capital, end of period	$19,348	$14,612
Units outstanding, end of period	888,565	682,427

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	4.91%	(16.59)%

Operating expenses	6.61%	29.12%
Interest and other credit facility expenses	12.33%	8.02%

Total expenses	18.94%	37.14%

Average debt outstanding	$20,453	$7,352
Portfolio turnover ratio	36.5%	59.7%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the year ended December 31, 2022 and the period March 8, 2021 (date of first sale of units) through December 31, 2021 were 720,266 and 276,929, respectively.

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2022
(in thousands, except unit amounts)

Note 9(a). Income Tax Information and Distributions to Unitholders
The tax character of distributions for the year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021 were as follows(1):

	2022		2021
Ordinary income	$603	86.5%	$—	0.0%
Capital gains	94	13.5%	—	0.0%
Return of capital	—	0.0%	—	0.0%

Total distributions	$697	100.0%	$—	0.0%

As of December 31, 2022 and 2021 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2022	2021
Undistributed ordinary income	$155	$—
Undistributed long-term net capital gains	—	—

Total undistributed net earnings	155	—
Post-October capital losses	—	—
Capital loss carryforward	—	—
Other book/tax temporary differences	(197)	(213)
Net unrealized depreciation	(71)	(136)

Total tax accumulated loss	$(113)	$(349)

(1)
Tax information for the fiscal year ended December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC
740-10-25
nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for federal tax years since 2021 remain subject to examination by the Internal Revenue Service and the state department of revenue.
Note 9(b). Other Tax Information (unaudited)
For the fiscal year ended December 31, 2022, none of the distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal year ended December 31, 2022, 99.58% of each of the distributions paid during the year represent interest-related dividends. For the fiscal year ended December 31, 2022, none of the distributions represent short-term capital gains dividends. There were no distributions during the period January 5, 2021 (commencement of operations) to December 31, 2021.
Note 10. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), our management, including our
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control —   Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2022.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	61	Co-Chief Executive Officer, President and Director	2020
Bruce Spohler	62	Co-Chief Executive Officer, Chief Operating Officer and Director	2020
Independent Directors
Steve Hochberg	61	Director	2020
David S. Wachter	59	Director	2020
Leonard A. Potter	61	Director	2020
The address for each of our directors is c/o SLR HC BDC LLC, 500 Park Avenue, New York, NY 10022.
Executive Officers Who Are Not Directors

Name	Age	Position
Richard L. Peteka	61	Chief Financial Officer, Treasurer and Secretary
Guy Talarico	67	Chief Compliance Officer
Biographical Information
Interested Directors
Michael S. Gross
 has been the chairman of the board of directors, President, and
Co-Chief
Executive Officer of the Company since September 2020. Mr. Gross has been the chairman of the board of directors of SLR Investment Corp. since December 2007, president of SLR Investment Corp. since November 2007, sole chief executive officer of SLR Investment Corp. from November 2007 to June 2019 and co-chief
executive officer of SLR Investment Corp. since June 2019. Mr. Gross has been the chairman of the board of directors SCP Private Credit Income BDC LLC since May 2018, president of SCP Private Credit Income BDC LLC since June 2018, sole chief executive officer of SCP Private Credit Income BDC LLC from June 2018 to June 2019 and co-chief executive officer of SCP Private Credit Income BDC LLC since June 2019. Mr. Gross has been the chairman of the board of directors, co-chief
executive officer and president of SLR Private Credit BDC II LLC since April 2022. Mr. Gross also currently serves as a managing member of SLR. Mr. Gross was previously the chairman of the board of directors and president of SLR Senior Investment Corp. from December 2010 to April 2022, sole chief executive officer of SLR Senior Investment Corp. from December 2010 to June 2019 and co-chief executive officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Gross also serves as the chairman of the board of directors of Global Ship Lease Inc.
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

Bruce Spohler
 has been a director, Chief Operating Officer and
Co-Chief
Executive Officer of the Company since September 2020. Mr. Spohler has been a director of SLR Investment Corp. since September 2009, chief operating officer of SLR Investment Corp. since December 2007, and co-chief
executive officer of SLR Investment Corp. since June 2019. Mr. Spohler has been a director of SCP Private Credit Income BDC LLC since May 2018, chief operating officer of SCP Private Credit Income BDC LLC since June 2018 and the co-chief executive officer of SCP Private Credit Income BDC LLC since June 2019. Mr. Spohler has been the co-chief
executive officer, chief operating officer and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Spohler also currently serves as a managing member of SLR. Mr. Spohler was previously the chief operating officer and a director of SLR Senior Investment Corp. from December 2010 to April 2022 and the co-chief executive officer of SLR Senior Investment Corp. from June 2019 to April 2022.
Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR Capital’s business and operations, gives the Board valuable industry-specific knowledge and experience on these and other matters.
Independent Directors
Steven Hochberg
 has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Hochberg is the co-founder
and
co-general
partner of Triatomic Capital G.P. LLC since 2022. Mr. Hochberg previously served as a director of SLR Senior Investment Corp. from January 2011 until April 2022. Mr. Hochberg has been an operating partner of Deerfield Management, a healthcare investing firm, since 2022 and served as a partner of Deerfield Management from 2013 to 2021. Mr. Hochberg is the co-founder and
manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the chairman of the board of directors Continuum Health Partners, one of the largest non-profit hospital
systems in New York City, until its merger with Mount Sinai in 2013, where he is a vice chairman of Mount Sinai Health System, a non-profit healthcare
integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, and as a director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.
Leonard A. Potter
 has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since September 2009, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Potter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Potter is currently the president and chief investment officer of Wildcat Capital Management, LLC, a registered investment adviser, since 2011. Mr. Potter has served as senior managing director at Vida Ventures I and II, each a biotech venture fund, since 2017. From December 2002 through July 2009, Mr. Potter was a managing director —   Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of
the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and a director (currently lead independent director) of SuRo Capital Corp., a publicly-traded BDC since 2011, and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the Board.
David S. Wachter
 has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Wachter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Wachter is a founding partner and managing partner of W Capital Partners, a private equity fund manager, since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors
Richard L. Peteka
 has been the Chief Financial Officer, Treasurer and Secretary of the Company since September 2020. He has been the chief financial officer, treasurer and secretary of SLR Investment Corp. since May 2012, the chief financial officer, treasurer and secretary of SCP Private Credit Income BDC LLC since June 2018 and the chief financial officer, treasurer and secretary of SLR Private Credit BDC II LLC since April 2022. In addition, Mr. Peteka previously served as the chief financial officer, treasurer and secretary of SLR Senior Investment Corp. from May 2012 to April 2022. Mr. Peteka joined SLR from Apollo Investment Corporation, a publicly-traded BDC, where he served from 2004 to 2012 as the chief financial officer and treasurer. Mr. Peteka holds a B.S. in Finance from The College at Old Westbury and an MBA in International Finance from St. John’s University.
Guy Talarico
 has been the Chief Compliance Officer of the Company since September 2020. He has been the chief compliance officer of SLR Investment Corp. since July 2008, the chief compliance officer of SCP Private Credit Income BDC LLC since June 2018 and the chief compliance officer of SLR Private Credit BDC II LLC since April 2022. In addition, Mr. Talarico previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico serves as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Mr. Talarico has served and continues to serve as chief compliance officer for other BDCs, funds and/or investment advisers who are not affiliated with the SLR entities. Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.
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
Nomination of Directors
There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board of Directors implemented since the filing of our annual report on Form
10-K
for the year ended December 31, 2021. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.
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

Mr. Peteka, our Chief Financial Officer, Treasurer, and Secretary is paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company. Through unaffiliated ACA Group, LLC, Guy Talarico is our Chief Compliance Officer (“CCO”). ACA Group, LLC and our CCO are paid by us on a direct basis and will be approved annually by our Board of Directors.
Compensation of Directors
The following table sets forth the compensation of the Company’s directors for the year ended December 31, 2022.

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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2022 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation
S-K.
Compensation Committee Report
Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form
10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of February 24, 2023, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially (1)	Percentage of Class(2)
Interested Directors
Michael S. Gross	—	—
Bruce Spohler	—	—
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Richard L. Peteka	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	—	—

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the 1934 Act.
(2)	Based on a total of 888,565 Company’s Units issued and outstanding on February 24, 2023.
Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 24, 2023. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors	—
Michael S. Gross	—
Bruce Spohler	—
Independent Directors
Steven Hochberg	—
Leonard A. Potter	—
David S. Wachter	—

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement
We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a meeting on January 24, 2023 to approve the Investment Management Agreement. In reliance on certain exemptive relief provided by the SEC, the Board undertook to ratify the Investment Management Agreement at its next in-person
meeting. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.
Administration Services
Pre-Exchange
Listing
. Prior to an Exchange Listing, pursuant to the Investment Management Agreement, the Adviser has also been appointed as the Administrative Coordinator. The Administrative Coordinator will supervise or provide the Company’s administrative services, including operational trade support, NAV calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company. The Administrative Coordinator, when acting in its administrative capacity, does not provide any investment advisory or investment management services to the Company. Pursuant to the Investment Management Agreement, the Company pays the Administrative Coordinator the
Pre-Exchange
Listing Administration Fee for its services.

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
Post-Exchange Listing
. As described above, in connection with an Exchange Listing, and subject to Board approval, the Company intends to enter into an administration agreement with SCM pursuant to which SCM will provide administrative services to the Company. For providing these services, facilities and personnel, the Company will reimburse SCM for the Company’s allocable portion of overhead and other expenses incurred by SCM in performing its obligations under the administration agreement.
Use of Name
Pursuant to the LLC Agreement, SLR has granted us
a non-exclusive license
to use the name “SLR HC BDC LLC” as the name of the Company and in connection with the marketing and operation of the Company. We have a right to use the “SLR HC BDC LLC” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “SLR HC BDC LLC” name or logo.
Relationship with the Adviser and Potential Conflicts of Interest
Conflicts of Interest; Other Activities of the Adviser
. Various potential and actual conflicts of interest are expected to arise from the overall investment activities of the Adviser and its affiliates, some of which are noted below. The Adviser and its affiliates serve as an investment adviser to other investment vehicles, funds and clients and expect to make investment decisions for the accounts of others, including other investment vehicles and funds, that are different from those that will be made by the Adviser on behalf of the Company. Such conflicts may arise, for example, when both the Company and/or clients of SLR invest in (i) securities or other instruments issued by a particular issuer and in certain assets owned by such issuer; and (ii) different parts of an issuer’s capital structure, whereby one or more clients own senior debt obligations of an issuer and other clients own junior debt or equity of the same issuer, or one or more clients own public securities and other clients own private securities, as well as circumstances in which clients invest in different tranches of the same investment. In such circumstances, matters such as decisions over the operations or activities of the issuer involved; negotiations over the terms and conditions of the investment; decisions with respect to amendments, consents or waivers; the targeted returns from the investment; the timeframe for, or method of, exiting the investment; or bankruptcy-related matters (including decisions over whether to trigger an event of default or over the terms of any workout) are likely to result in conflicts of interest.
Similar conflicts of interest are likely to arise to the extent a Portfolio Investment is in competition with investments owned by the Adviser, its clients or affiliates (
e.g.
, investments in similar regions or markets may compete with respect to customers, tenants and/or purchasers). In order to minimize such conflicts, the Company may avoid making certain investments or taking certain actions that would potentially give rise to conflicts of interest, which could have the effect of limiting the Company’s investment opportunities. Alternatively, the Company might resolve the conflict by adopting a particular strategy (including disposing of an investment earlier than it otherwise would have if no conflict existed), which could result in a different investment outcome than might arise if the Company had adopted an otherwise different investment strategy.

All conflicts of interest will be resolved by the Adviser in its sole discretion. When making investment decisions where a conflict of interest may arise, the Adviser will endeavor to act in a fair and equitable manner as between the Company and other clients of SLR; however, there can be no assurance that the Adviser will be able to resolve such conflict of interest in a fair and equitable manner. For example, in certain instances the resolution of the conflict may result in the Adviser acting on behalf of itself, an affiliate or another client of an affiliate of SLR, or any of their respective affiliates (for example, by foreclosing on loans, putting an issuer into default and/or transacting with an issuer) in a manner that is not in the best interests, or is opposed to the interests, of the Company.
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
Conflicts of interest may also arise where, for example, the Company holds certain loans of an issuer, and that same issuer has issued other loans or instruments that are owned by other clients of SLR or by an entity, in which other clients of SLR have an interest; in such circumstances, SLR may take actions with respect to the assets held by such client that are adverse to the Company, for example, by foreclosing on loans or by putting an issuer into default. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Adviser may find that the interests of the Company and the interests of one or more other clients of SLR could conflict. In these situations, decisions over whether to make an investment, proxy voting, corporate reorganization, how to exit an investment, the servicing of loans or bankruptcy matters are likely to result in conflicts of interest. Similarly, if an issuer in which the Company and one or more other clients of SLR directly or indirectly hold different classes of securities (or other assets, instruments or obligations issued by such issuer or underlying investments of such issuer) encounters financial problems, decisions over the terms of any restructuring or workout are likely to raise conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants). For example, a debt holder may be better served by a liquidation of the issuer in which it may be paid in full, whereas an equity or junior bond holder might prefer a reorganization that holds the potential to create value for the equity holders. Although in some cases the Adviser may refrain from taking certain actions or making investments on behalf of the Company because of conflicts (potentially disadvantaging the Company as a result of actions not taken or investments not made), in other cases the Adviser will not refrain from taking actions or making investments on behalf of the Company that have the potential to disadvantage other SLR clients.
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
In connection with its investment program, the Company, in the sole discretion of the Adviser may take various forms of action (“Litigation Actions”) with other investors and/or parties, including issuing demand letters, making and defending claims, filing lawsuits and/or taking other dispute resolution-related measures. In connection with such Litigation Actions, the Company may be required to bear certain fees, costs, expenses and liabilities. Other SLR clients that are or were investors in, or otherwise involved with, the subject investments may or may not (depending on the circumstances) be parties to such Litigation Actions, with the result that the Company may participate in Litigation Actions in which not all SLR clients with similar investments may participate, and such non-participating
clients may benefit from the results of such Litigation Actions without bearing or otherwise being subject to the associated fees, costs, expenses and liabilities. SLR, for example, typically does not pursue legal claims on behalf of its separately managed client accounts.
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

Conflicts Related to Cross-Trades
. The Adviser may, to the extent permitted under applicable law, effect client cross trades where the Adviser causes a transaction to be effected between the Company and another account advised by it or its affiliate. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company.
Conflicts Related to Sale of Loans
. The Company may sell a portion of any loans or certain other assets originated by the Company to other funds managed by the Adviser or affiliates. As a result, the Company’s initial participation in such loans or other assets may be greater, and its available liquid capital less, than it would have been if the Company did not expect to ultimately sell part of such loans or other assets to another fund managed by the Adviser or affiliates. To the extent the Company purchases loans or other assets and subsequently sells a portion thereof to other funds managed by the Adviser or affiliates, the Company will bear the risk of changes in the value of such loans or other assets during the period it holds such loans or other amounts and the amount of capital available to the Company to pursue other investment opportunities may be reduced. Furthermore, it may be difficult to determine the value of the loans or other assets transferred by the Company. As a result, consideration due to the Company from other funds managed by the Adviser or affiliates whenever it may sell the loans or other assets is subject to uncertainty and valuation risks as described elsewhere herein. The valuation of loans or other assets that may be transferred from the Company to other funds managed by the Adviser or affiliates involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company. To help mitigate these conflicts, the Adviser may engage an independent third party valuation agent (whose fees will be borne by the Company) to price loans sold from the Company to other funds managed by the Adviser or affiliates.
Service Providers
. The nature of the relationship with a Service Provider and the amount of time devoted or required to be devoted by a Service Provider are expected to vary considerably. In some cases, a Service Provider may provide sector-, industry- and/or regional-specific insights and feedback on investment themes, assist in transaction due diligence, and/or make introductions to and provide reference checks on management teams. In other cases, Service Providers may take on more extensive roles and serve as executives or directors on the board of directors of Portfolio Investments or portfolio companies or contribute to the origination of new investment opportunities. In certain instances, there may be formal arrangements with Service Providers (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. Service Providers may receive compensation regardless of whether a Portfolio Investment is consummated (including pursuant to retainers and expense reimbursement), and/or may be uncompensated unless and until an engagement with a Portfolio Investment develops. In certain cases, they may have certain attributes of “employees” of the Adviser (
e.g.
, they may have dedicated offices at the Adviser, participate in general meetings and events for the Adviser personnel, work on matters of the Adviser as their primary or sole business activity and/or be compensated on a weekly or monthly basis rather than on a project basis) even though they are not considered employees of the Adviser, affiliates or personnel for purposes of provisions of this report, the LLC Agreement and the Investment Management Agreement relating to Adviser expenses.
Because certain services provided by Service Providers, such as the identification or analysis of investments, might otherwise be provided by employees of the Adviser, the Adviser will have an incentive to retain such Service Providers and have them paid by the Company rather than hiring employees or otherwise paying for these services out of its own resources, particularly since the fees, costs, expenses and liabilities of these parties may be substantial (
e.g.
, fees payable to individual Service Providers may exceed $1 million in any given year). There can be no assurance that any of the Service Providers will continue to serve in such roles for the expected duration of their engagement. Moreover, agreements with Service Providers may provide for the indemnification by the Company of a Service Provider against certain costs and liabilities, which may have the effect of reducing the Adviser’s potential costs and obligations. In addition, if the Company utilizes a Service Provider that the Adviser, its clients and/or its affiliates have an option to acquire, the Adviser may be incentivized to have the Company provide substantial compensation or take other measures with respect to such Service Provider in order to facilitate such acquisition or enable the prospective purchasers to acquire the Service Provider on more favorable terms.
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
Potential Conflicts Relating to the Allocation of Investment Opportunities among the Company and Other Investment Vehicles
. Various potential and actual conflicts of interest are expected to arise in connection with the allocation of investment opportunities among the Company and other investment vehicles managed or advised by SLR. Investment opportunities that become known to the Adviser may be appropriate for the Company as well as for the Adviser’s other clients and for the clients of SLR. The Adviser may face conflicts of interest with respect to the allocation of such opportunities.
The Company intends to
co-invest
with other
SEC-regulated
funds and private funds managed by the Adviser or its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, the Company may co-invest
with such accounts consistent with guidance promulgated by the SEC staff permitting the Company and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. The Company may also co-invest
with the Adviser’s or its affiliates’ other clients as otherwise permissible under the Order. The Order permits the Company to participate in negotiated co-investment
transactions with certain affiliates, each of whose investment adviser is SLR or an investment adviser that controls, is controlled by, or is under common control with SLR and is registered under the Advisers Act. Transactions entered pursuant to the Order must be conducted in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions in the Order. The limitations imposed by the Order or the inability to rely upon the Order could limit the ability of the Company to participate in certain investment opportunities.
The Adviser has written policies relating to the allocation of investment opportunities, and the Adviser will allocate investment opportunities that become known to the Adviser and that the Adviser considers appropriate for the Company among the Adviser’s sponsored funds and other clients, in accordance with the Adviser’s allocation policy and procedures. With respect to investment opportunities that are appropriate for other clients of SLR, on the one hand, and the Company, on the other hand, SLR has agreed upon an allocation methodology that it believes will result in the relevant clients each being allocated an appropriate level of such opportunity. Although the Adviser intends to allocate investment opportunities in a fair and equitable manner, decisions as to the allocation of investment opportunities present numerous conflicts of interest, which may not be resolved in a manner that is favorable to the Company’s interests. Moreover, allocation decisions involving co-investment
opportunities will depend on the ability of the Company and clients of the Adviser and SLR to rely on SEC exemptive relief relating to co-investments
with business development companies advised by SLR.
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
Material
Non-Public
Information
. The Adviser expects to come into possession of material
non-public
information concerning specific issuers. Under applicable securities laws, this may limit the Adviser’s flexibility to buy or sell securities issued by such issuers on behalf of the Company or otherwise use such information for the benefit of the Company (
e.g.
, in situations when the Company is asked to grant consents, waivers or amendments with respect to loans, the Adviser’s ability to assess the desirability of such consents, waivers and amendments may be compromised). The Adviser may decline to pursue certain investment opportunities or exit strategies on behalf of the Company in order to avoid being in possession of material non-public
information in respect of an issuer where such possession would limit the Adviser’s ability to trade in other securities of such issuer on behalf of their other clients. Alternatively, the Adviser may decline to receive material non-public
information in order to avoid trading restrictions, even though access to such information might have been advantageous and other market participants are in possession of such information.

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
In the event any material,
non-public
information is disclosed to any person responsible for the affairs of the Company, the Company may be prohibited by applicable securities laws and the Company’s Joint Code of Ethics and Insider Trading Policy from acting upon any such information. Due to these restrictions, the Company may not be able to conclude a transaction that it otherwise might have concluded. In other cases, because of confidential or material non-public
information acquired by SLR, the Company may also be prohibited from acquiring an investment that it otherwise might have acquired.
Co-Investments
. With respect to a Portfolio Investment for which the Adviser determines co-investment
capacity is available, the Adviser may, in its sole discretion, offer any portion of a co-investment
to Unitholders or to third parties (which may be unaffiliated or affiliated with the Adviser or its affiliates, which may include Service Providers), or may cause the Company to retain such amounts. Each co-investment
may be made by a separate vehicle formed for the purpose of making such co-investment.
Any Unitholder participating in a
co-investment
may be required to pay fees (including management, incentive and administration fees) in connection with such co-investment
(and, for the avoidance of doubt, any such fees or amounts shall not be considered Transaction Fees (as defined below). Distributions of income and proceeds related to each co-investment
will be made separately from, and not aggregated with, distributions of income and proceeds related to the corresponding Portfolio Investment by the Company. “Transaction Fees” means the Company’s portion (as determined by the Company in its reasonable discretion) of any directors’, transaction, break-up,
consulting, financial and advisory or other fees paid to the Adviser or any of its subsidiaries by any third party in connection with any proposed or existing Portfolio Investment; provided that, in each case, Transaction Fees will not include (i) any amounts paid as reimbursement for out-of-pocket
expenses incurred in connection with providing services in respect of which such Transaction Fees were paid, (ii) any amounts paid to Service Providers in connection with any Company investment or (iii) any amounts paid by any investor or investment vehicle making a co-investment
with the Company or investing alongside the Company. In determining the Company’s portion of any Transaction Fees, the Company may take into account its proportionate ownership of a Portfolio Investment’s entire capital structure (including both debt and equity). The Adviser or any of its subsidiaries may take actions to give effect to the above arrangement other than reducing Management Fees (
e.g.
, rebating or waiving Transaction Fees at the Portfolio Investment level), in which case Transaction Fees will not reduce Management Fees as described above. For the avoidance of doubt, any fees and expenses paid to SLR Healthcare ABL (f/k/a Gemino Healthcare Finance LLC), or any existing or future entity which has been acquired by the Adviser or any affiliate of the Adviser, in each case, on an arms-length basis in connection with services provided in relation to any Portfolio Investments are not Transaction Fees and will not offset Management Fees.
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
has expressed an interest in
co-investment
opportunities; the Adviser’s evaluation of the financial resources, sophistication and experience of the potential co-investor,
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

The Adviser may grant certain Unitholders a priority right to participate in co-investment
opportunities, subject to the requirements of the Order and to applicable law. The existence of such priority co-investment
rights may result in other Unitholders receiving fewer or no co-investment
opportunities. Because
co-investors
may not be identified and/or may not agree to invest until relatively late in the investment process, or for other reasons, co-investors
may not bear their proportionate share of investment-related expenses (including “broken deal” expenses). Beneficial owners of more than 25% of the Company’s Units are not permitted to participate in co-investment
opportunities, and beneficial owners of between 5% and 25% of the Company’s Units are only permitted to participate in co-investment
opportunities upon approval of the Company’s Board. A
non-binding
indication of interest in
co-investments
does not require the Adviser to notify such interested party of any co-investment
opportunity.
Certain Potential Conflicts Relating to Expenses
. The appropriate allocation of fees and expenses among the Company and other funds or accounts advised by the Adviser or any of its affiliates often cannot be resolved by reference to a pre-existing
formula and will require the exercise of discretion. In addition, it is expected that the Company will bear expenses related to investments that it does not consummate (
i.e.,
broken deal expenses). While the Adviser has adopted policies and procedures designed to fairly and equitably allocate expenses, the Adviser and its affiliates will be subject to conflicts of interest in making such determinations, and there can be no assurance that errors will not arise in such allocations, or that any allocations (i) will reflect an entity’s pro rata
share of such expenses based on the amounts invested (or anticipated to be invested) / market value of the investment held (or anticipated to be held) by each fund or account managed by the Adviser or its affiliates or (ii) will be in proportion to the number of participating funds managed by the Adviser or its affiliates, or the proportion of time spent on each fund managed by the Adviser or its affiliates, or that such allocations will not confer an economic benefit on other entities at the Company’s expense. Similarly, the determination of whether an expense (for instance, the fees and expenses of consultants, contract employees, outside legal counsel and temporary employees (as well as secondees of any of the foregoing) who work on Company -related matters) is appropriately borne by the Company (or a specific group of Company investors) or the Adviser often cannot be resolved by reference to a pre-existing
formula and will require the exercise of discretion, and the Adviser is subject to conflicts of interest in making such determinations. In particular, the Adviser may be incentivized to (i) classify expenses as borne by the Company as opposed to the Adviser and (ii) decrease the level or quality of third-party services provided to the Company to the extent such services are paid for by the Adviser.
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
Incentive Fee; Use of Leverage
. The existence of the Adviser’s Post-Exchange Listing Incentive Fee will create an incentive for the Adviser to make more speculative investments on behalf of the Company than it might otherwise make in the absence of such performance-based compensation. Additionally, the Company has broad authority to utilize leverage; as the use of leverage has the potential to magnify gains, the Adviser may be incentivized to utilize leverage in an effort to enhance the Company’s performance and/or generate Incentive Fees for itself. Additionally, prior to an Exchange Listing, the Adviser may be incentivized to utilize a Commitment-based Company credit facility, since (i) borrowings associated with such facility generally will be included for purposes of the
Pre-Exchange
Listing Management Fee payable to the Adviser and (ii) the utilization of such facility may enable the Adviser not to draw down Commitments and thereby receive
Pre-Exchange
Listing Incentive Fees sooner than it would have in the absence of such facility.
Valuation
. Subject to approval by the Board, the Adviser will value securities, loans or other instruments for which market quotes are not readily available at fair value (or if extraordinary events occur after the last readily available quotation), and is subject to certain conflicts of interest in doing so. In particular, the Adviser may be incentivized to produce higher valuations in order to enhance Company performance, and/or due to the operation of the guideline.

Diverse Unitholder Group
. It is expected that the Unitholders will have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of Unitholders may relate to, or arise from, among other things, the acquisition or structuring of Portfolio Investments and the timing and disposition of Portfolio Investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser that may be more beneficial for one investor than for another investor, for example, with respect to Unitholders’ individual tax situations. In addition, the Company may make Portfolio Investments which may have a negative impact on related or unrelated investments made by Unitholders in transactions outside of the Company. In selecting and structuring Portfolio Investments appropriate for the Company, the Adviser will consider the investment and tax objectives of the Company and the Unitholders as a group, not the investment, tax or other objectives of any Unitholder individually.
Changing and Evolving Conflicts and Potential Conflicts
. From time to time, the Adviser, its affiliates and their personnel may enter new lines of business and modify or further develop existing lines of business for itself and for clients. Expertise in a range of disciplines may lead to the Adviser entering new businesses and/or other potential investment opportunities, directly or indirectly (including through joint ventures or other arrangements), which in turn may introduce potential conflicts in the allocation of time, resources and investment opportunities made available to the Company by the Adviser. Similarly, the composition of the Adviser may also change, and these changes may have an impact on the Company’s business lines and the activities it conducts for itself and for clients.
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
under the 1934 Act.
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
Table below in thousands

	Fiscal Year Ended December 31, 2022	Period Ended December 31, 2021
Audit Fees	$125.2	$110.0
Audit-Related Fees	—	—
Tax Fees	16.5	17.5
All Other Fees	—	—
Total Fees:	$141.7	$127.5
Audit Fees
: Audit fees consist of fees for professional services rendered for quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.
Audit-Related Fees
: Audit-related services consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees
:
 Tax services fees consist of fees for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees
:
 Other fees would include fees for products and services other than the services reported above.
Pre-Approval
Policy
:
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
Normally, pre-approval is
provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may
delegate pre-approval authority
to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions
to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services
performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2022, the Audit Committee pre-approved
100% of the services described in this policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Report

(b) Exhibits
The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2 3.3	Certificate of Amendment to Certificate of Formation(1) Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

4.2	Description of Securities(4)

10.1	Form of Investment Management Agreement with Solar Capital Partners, LLC(1)

10.2	Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A(1)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner(3)

10.5	Form of Loan and Security Agreement by and among SLR HC BDC SPV LLC, as borrower; SLR HC BDC LLC as parent and servicer; the Lenders party hereto; the collateral agent, collateral administrator and securities intermediary party hereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of February 18, 2022(5)

14.1	Code of Ethics*

14.2	Code of Business Conduct(4)

21.1	Subsidiaries of SLR HC BDC LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 000-56247) filed on May 5, 2021.
(4)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on March 1, 2022.
(5)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 000-56247) filed on May 3, 2022.
Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR HC BDC LLC

/s/ M ICHAEL S. G ROSS	/s/ B RUCE J. S POHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 28, 2023	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 28, 2023	/s/ M ICHAEL S. G ROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 28, 2023	/s/ B RUCE J. S POHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 28, 2023	/s/ S TEVEN H OCHBERG Steven Hochberg	Director

February 28, 2023	/s/ D AVID S. W ACHTER David S. Wachter	Director

February 28, 2023	/s/ L EONARD A. P OTTER Leonard A. Potter	Director

February 28, 2023	/s/ R ICHARD L. P ETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary