Form 10-Q
period 2023-03-31
SLR HC BDC LLC
filed 2023-05-10
CIK 1832148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2023, there was no established public market for the registrant’s units. The issuer had 1,069,642 units outstanding as of May 8, 2023.

SLR HC BDC LLC
FORM
10-Q
FOR THE PERIOD ENDED MARCH 31, 2023

Index		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	9
	Notes to Consolidated Financial Statements (unaudited)	11
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1a.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

SIGNATURES		46

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.
Item 1. Financial Statements
SLR HC BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	March 31, 2023 (unaudited)	December 31, 2022

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $50,625 and $43,602, respectively)	$51,024	$43,897
Cash	1,799	3,986
Cash equivalents (cost: $19,778 and $29,828, respectively)	19,771	29,828
Interest receivable	318	271
Prepaid expenses	78	15

Total assets	$72,990	$77,997

Liabilities
Payable for cash equivalents purchased	$19,778	$29,828
Revolving credit facility due February 2027 (the “SPV Facility”) ($18,525 and $14,675 face amounts, respectively, reported net of unamortized debt issuance costs of $587 and $624, respectively. See note 5)	17,938	14,051
Revolving credit facility due March 2024 (the “Subscription Facility”) ($10,800 and $13,800 face amounts, respectively, reported net of unamortized debt issuance costs of $82 and $49, respectively. See note 5)	10,718	13,751
Management fee payable (see note 3)	87	325
Administration fee payable (see note 3)	9	8
Interest payable (see note 5)	553	493
Other liabilities and accrued expenses	175	193

Total liabilities	$49,258	$58,649

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,069,642 and 888,565 units, respectively, issued and outstanding)	23,461	19,461
Accumulated distributable net earnings (loss)	271	(113)

Total unitholders’ capital	$23,732	$19,348

Total liabilities and unitholders’ capital	$72,990	$77,997

Net asset value per unit	$22.19	$21.77

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended March 31, 2023	Three months ended March 31, 2022

Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,449	$590
Other income from non-controlled/non-affiliated investments	9	—

Total investment income	1,458	590

Expenses:
Management fees (see note 3)	$129	$89
Administration fees (see note 3)	9	6
Interest and other credit facility expenses (see note 5)	836	231
Other general and administrative expenses	188	155

Total expenses	1,162	481

Net investment income	$296	$109

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(10)	$(1)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	98	291

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	88	290

Net Increase in Unitholders’ Capital Resulting From Operations	$384	$399

Net Income Per Average Unit	$0.42	$0.58

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended March 31, 2023	Three months ended March 31, 2022

Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$296	$109
Net realized loss	(10)	(1)
Net change in unrealized gain	98	291

Net increase in unitholders’ capital resulting from operations	384	399

Distributions to unitholders:
From distributable earnings	—	—

Increase in unitholders’ capital resulting from capital activity:
Contributions	4,000	—

Net increase in unitholders’ capital resulting from capital activity	4,000	—

Total increase in unitholders’ capital	4,384	399
Unitholders’ capital, beginning of period	19,348	14,612

Unitholders’ capital, end of period	$23,732	$15,011

Capital unit activity (see note 7):
Units issued	181,077	—

Net increase from capital unit activity	181,077	—

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31, 2023	Three months ended March 31, 2022

Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$384	$399
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	10	1
Net change in unrealized gain on investments	(104)	(291)
(Increase) decrease in operating assets:
Purchase of investments	(9,583)	(4,879)
Net accretion of discount on investments	(89)	(42)
Proceeds from disposition of investments	2,732	66
Capitalization of payment-in-kind income	(93)	(15)
Interest receivable	(47)	(20)
Prepaid expenses	(63)	(71)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(10,050)	(6)
Management fee payable	(238)	26
Administration fee payable	1	2
Interest payable	60	58
Other liabilities and accrued expenses	(18)	38
Deferred financing costs	92	65

Net Cash Used in Operating Activities	(17,006)	(4,669)

Cash Flows from Financing Activities:
Contributions from unitholders	4,000	—
Proceeds from borrowings	9,512	13,266
Repayments of borrowings	(8,750)	(8,500)

Net Cash Provided by Financing Activities	4,762	4,766

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,244)	97
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,814	20,467

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,570	$20,564

Supplemental disclosure of cash flow information:
Cash paid for interest	$776	$173

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 215.0%
Apeel Technology, Inc. (4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$315	$318
Arcutis Biotherapeutics, Inc. (3)(4)	Pharmaceuticals	L+745	0.10%	12.12%		12/22/2021	1/1/2027	6,288	6,347	6,367
Ardelyx, Inc. (3)(4)	Pharmaceuticals	S+795	1.00%	12.64%		2/23/2022	3/1/2027	851	856	855
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	10.16%		6/29/2021	6/11/2027	4,057	4,026	4,057
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,711	3,690	3,711
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	10.86%		12/27/2022	1/1/2028	2,494	2,492	2,488
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.30%		1/4/2023	1/3/2029	2,663	2,586	2,584
Glooko, Inc. (4)	Health Care Technology	L+790	0.10%	12.57%		9/30/2021	10/1/2026	1,452	1,459	1,459
Maxor Acquisition, Inc. (4)	Health Care Providers & Services	S+675	1.00%	11.90%		3/1/2023	3/1/2029	1,775	1,722	1,722
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	10.16%		12/20/2022	12/1/2027	312	310	311
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	10.98%		2/10/2023	7/8/2025	1,722	1,672	1,670
Oral Surgery Partners Holdings, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.42%		11/29/2022	5/10/2024	1,250	1,229	1,250
Orthopedic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.38%		8/17/2022	5/16/2024	1,310	1,303	1,310
Outset Medical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.81%		11/3/2022	11/1/2027	3,052	3,042	3,044
Pediatric Home Respiratory Services, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.29%		8/19/2022	12/4/2024	462	457	462
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	3,891	3,847	3,891
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	10.97%		8/20/2021	8/12/2026	4,022	3,979	4,022
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	10.48%		10/6/2022	10/5/2029	3,032	2,938	3,032
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+600	1.00%	11.16%		6/3/2022	1/27/2026	604	599	604
Spectrum Pharmaceuticals, Inc. (4)	Biotechnology	S+570	2.30%	10.36%		9/21/2022	9/1/2027	915	908	997
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	L+575	0.75%	10.77%		6/16/2021	6/16/2028	2,023	1,995	2,023
United Digestive MSO Parent, LLC	Health Care Providers & Services	S+675	1.00%	11.64%		3/30/2023	3/30/2029	989	960	960
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.36%		2/7/2023	6/15/2026	717	696	695
Vapotherm, Inc. (4)	Health Care Equipment & Supplies	S+930	1.00%	14.06	% (7)	2/18/2022	2/1/2027	3,160	3,170	3,184

Total Bank Debt/Senior Secured Loans									$50,598	$51,016

								Warrants
Warrants — 0.0%
Meditrina, Inc.*	Health Care Equipment & Supplies					12/20/2022		2,719	$2	$2
Spectrum Pharmaceuticals, Inc.*	Biotechnology					9/21/2022		13,871	4	5
Vapotherm, Inc.*	Health Care Equipment & Supplies					2/18/2022		6,678	21	1

Total Warrants									$27	$8

Total Investments (5) — 215.0%									$50,625	$51,024

Cash Equivalents — 83.3%
U.S. Treasury Bill	Government					3/31/2023	6/29/2023	$20,000	$19,778	$19,771

Total Investments & Cash Equivalents — 298.3%									$70,403	$70,795
Liabilities in Excess of Other Assets — (198.3%)										(47,063)

Net Assets — 100.0%										$23,732

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment the Company has provided the current interest rate in effect as of March 31, 2023.

(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 19.1% of the total assets of the Company.

(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR HC BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
March 31, 2023
(in thousands)

(5)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $33; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $429 and $396, respectively, based on a tax cost of $50,991. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(7)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
*	Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2023
Health Care Providers & Services	43.6%
Health Care Equipment & Supplies	16.8%
Biotechnology	14.7%
Pharmaceuticals	14.1%
Life Science Tools & Services	7.9%
Health Care Technology	2.9%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans — 226.8%
Apeel Technology, Inc. (4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$315	$317
Arcutis Biotherapeutics, Inc. (3)(4)	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	6,288	6,322	6,367
Ardelyx, Inc. (3)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	851	854	853
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	4,068	4,034	4,068
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,683	3,656	3,683
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	2,494	2,488	2,488
Glooko, Inc. (4)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	1,452	1,456	1,455
Ivy Fertility Services, LLC (4)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	2,697	2,659	2,724
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	312	309	311
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	567	557	556
Orthopedic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	1,087	1,080	1,087
Outset Medical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	3,052	3,034	3,029
Pediatric Home Respiratory Services, LLC (4)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	463	457	459
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	3,107	3,069	3,107
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	4,033	3,986	4,033
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	9.46%		10/6/2022	10/5/2029	2,905	2,813	2,810
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+600	1.00%	10.77%		6/3/2022	1/27/2026	489	485	489
Spectrum Pharmaceuticals, Inc. (4)	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	915	905	906
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	L+575	0.75%	10.48%		6/16/2021	6/16/2028	2,033	2,004	2,033
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58	% (7)	2/18/2022	2/1/2027	3,095	3,094	3,111

Total Bank Debt/Senior Secured Loans									$43,577	$43,886

								Warrants
Warrants — 0.1%
Meditrina, Inc.*	Health Care Equipment & Supplies					12/20/2022		2,719	$2	$2
Spectrum Pharmaceuticals, Inc.*	Biotechnology					9/21/2022		13,871	4	1
Vapotherm, Inc.*	Health Care Equipment & Supplies					2/18/2022		3,324	19	8

Total Warrants									$25	$11

Total Investments (5) — 226.9%									$43,602	$43,897

Cash Equivalents — 154.1%
U.S. Treasury Bill	Government					12/30/2022	2/23/2023	$30,000	$29,828	$29,828

Total Investments & Cash Equivalents — 381.0%									$73,430	$73,725
Liabilities in Excess of Other Assets — (281.0%)										(54,377)

Net Assets — 100.0%										$19,348

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
March 31, 2023
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
In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of March 31, 2023, $24,000 of capital commitments were drawn and $59,850 were unfunded.
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
March 31, 2023
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
At any time prior to the end of the term, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange. In connection with any such exchange listing, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the Company to complete (i) an initial public offering, (ii) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act, (iii) the sale, exchange or disposition of all or a portion of the assets of the Company, or (iv) a conversion of the Company into a corporation incorporated in a state determined by the board of directors, either through a conversion in accordance with applicable law, a merger with or into an existing corporation, or otherwise, in which all units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an exchange listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate p ur
suant to the procedures set forth in the LLC Agreement.
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
10-Q
and Regulation
S-X,
as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.
In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

(i)
securities or other instruments (other than as referred to in clauses (ii) and (iii) below) for which market quotes are readily available and deemed to represent fair value under GAAP will be valued based on quotes obtained from a quotation reporting system, market makers or pricing services (when deemed to represent fair value under GAAP). A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation;

(ii)	exchange-traded options, futures and options on futures will be valued at the settlement price determined by the exchange or through the use of a model such as Black-Scholes;

(iii)	short-term investments with maturities of sixty (60) days or less generally will be valued at amortized cost; and

(iv)	securities, loans or other instruments for which market quotes are not readily available or reliable under GAAP will be valued as described below:

a.	the quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of SLR responsible for the portfolio investment;

b.	preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

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
March 31, 2023
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
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
March 31, 2023
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
March 31, 2023
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
March 31, 2023
(in thousands, except unit amounts)

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
 No Management Fees have been waived as of March 31, 2023.
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
March 31, 2023
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
March 31, 2023
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
March 31, 2023
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
March 31, 2023
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
Pre-Exchange
Listing Administration Fee.

No Administration Fees have been waived as of March 31, 2023.
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
For the three months ended March 31, 2023 and 2022, the Company incurred $129 and $89, respectively, in Management Fees, $9 and $6, respectively, in Administration Fees and $0 and $0, respectively in Incentive Fees.
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
March 31, 2023
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022:
Fair Value Measurements
As of March 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$51,016	$51,016
Warrants	—	—	8	8

Total Investments	$—	$—	$51,024	$51,024

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $18,525 and $10,800, respectively.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2022	$43,886	$11	$43,897
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	109	(5)	104
Purchase of investment securities	9,763	2	9,765
Proceeds from dispositions of investment securities	(2,742)	—	(2,742)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, March 31, 2023	$51,016	$8	$51,024

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$109	$(5)	$104

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
March 31, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$51,016	Income Approach	Market Yield	10.2% – 22.0% (13.0%)

Warrants	Asset	$8	Market Approach	Volatility	22.1% - 22.1% (22.1%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$43,886	Income Approach	Market Yield	9.8% – 18.2% (12.5%)

Warrants	Asset	$11	Market Approach	Volatility	26.0% - 26.0% (26.0%)

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 5. Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2023, there were $18,525 of borrowings outstanding under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus
2.75-3.00%
and the current stated maturity date is March 15, 2024. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2023, there were $10,800 of borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the three months ended March 31, 2023 and the year ended December 31, 2022 was 7.51% and 4.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2023 and the year ended December 31, 2022 was $32,825 and $32,775, respectively.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2023 and December 31, 2022 is $14,871 and $15,513, respectively, comprised of the following:

	March 31, 2023	December 31, 2022
Outset Medical, Inc.	$3,052	$3,052
Apeel Technology, Inc.	2,852	2,852
Glooko, Inc.	1,633	1,633
SCP Eye Care, LLC	834	968
ONS MSO, LLC	814	—
Arcutis Biotherapeutics, Inc.	786	786
Spectrum Pharmaceuticals, Inc.	763	763
Ardelyx, Inc.	696	696
Pediatric Home Respiratory Services, LLC	630	630
Cerapedics, Inc.	623	623
Southern Orthodontic Partners Management, LLC	554	670
United Digestive MSO Parent, LLC	391	—
Urology Management Holdings, Inc.	359	—
Orthopedic Care Partners Management, LLC	339	566
Meditrina, Inc.	312	312
Oral Surgery Partners Holdings, LLC	159	843
SunMed Group Holdings, LLC	74	69
Plastics Management, LLC	—	794
Ivy Fertility Services, LLC	—	128
BayMark Health Services, Inc.	—	128

Total Commitments	$14,871	$15,513

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Units at beginning of period	888,565	682,427
Units issued	181,077	—

Units issued and outstanding at end of period	1,069,642	682,427

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.77	$21.41

Net investment income	0.33	0.16
Net realized and unrealized gain	0.09	0.43

Net increase in Unitholders’ capital resulting from operations	0.42	0.59

Net asset value per unit, end of period	$22.19	$22.00

Total Return (b)(c)	1.92%	2.73%
Unitholders’ capital, end of period	$23,732	$15,011
Units outstanding, end of period	1,069,642	682,427

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	1.50%	0.75%

Operating expenses	1.65%	1.71%
Interest and other credit facility expenses	4.23%	1.58%

Total expenses	5.88%	3.29%

Average debt outstanding	$29,309	$15,973
Portfolio turnover ratio	6.0%	0.2%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2023 and the three months ended March 31, 2022 were 906,673 and 682,427, respectively.

(b)	Calculated as the change in NAV per unit during the period plus distributions declared per unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
March 31, 2023
(in thousands, except unit amounts)

Note 9. Subsequent Events
On April 5, 2023, the Board declared a monthly distribution of approximately $0.395 per unit payable on April 10, 2023 to holders of record as of April 10, 2023.
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure in these consolidated financial statement
s
.

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SLR HC BDC LLC:
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2023, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2022, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.
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
May 10, 2023

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

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our investment adviser to attract and retain highly talented professionals;

•	the ability of our investment adviser to adequately allocate investment opportunities among the Company and its other advisory clients;

•	any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;

•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;

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
for the year ended December 31, 2022, elsewhere in this Quarterly Report on Form
10-Q
and in our other filings with the SEC.

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
Overview
SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020 as a closed-end,
externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
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
Prior to the Company’s units (“Units”) being listed for trading on a national securities exchange (an “Exchange Listing”), the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting, registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.
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
Recent Developments
Effective on April 3, 2023, Richard L. Peteka resigned from his position as the Chief Financial Officer, Treasurer and Secretary of the Company. The resignation was not the result of any disagreement between Mr. Peteka and the Company.
On April 3, 2023, the Company’s board of directors appointed Shiraz Y. Kajee as the Company’s Chief Financial Officer, Treasurer and Secretary effective immediately. For more information on Mr. Kajee’s background and experience, refer to the Company’s Form
8-K
as filed with the SEC on April 3, 2023.
On April 5, 2023, the Board declared a monthly distribution of approximately $0.395 per unit payable on April 10, 2023 to holders of record as of April 10, 2023.
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
Portfolio and Investment Activity
During the three months ended March 31, 2023, we invested $9.6 million across 11 portfolio companies. This compares to investing $4.9 million in 4 portfolio companies for the period ended March 31, 2022. Investments sold or prepaid during the three months ended March 31, 2023 totaled $2.8 million versus $0.1 million for the three months ended March 31, 2022.
At March 31, 2023, our portfolio consisted of 24 portfolio companies and was invested over 99.9% directly in senior secured loans and less than 0.1% in warrants, in each case, measured at fair value versus 14 portfolio companies invested 99.9% directly in senior secured loans and 0.1% in warrants at March 31, 2022.

At March 31, 2023, 92.7% or $47.3 million of our income producing investment portfolio was floating rate and 7.3% or $3.7 million was fixed rate, measured at fair value. At March 31, 2022, 88.5% or $28.7 million of our income producing investment portfolio was floating rate and 11.5% or $3.7 million was fixed rate, measured at fair value.
Critical Accounting Policies
The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. Actual results could materially differ from those estimates, which the Company will evaluate on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future consolidated financial statements.
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

Leverage
The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse
basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2023, the Company had $29.3 million of senior securities, for an asset coverage ratio of 180.9%.
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
Results of Operations
Results are shown for the three months ended March 31, 2023 and March 31, 2022:
Investment Income
For the three months ended March 31, 2023 and March 31, 2022, gross investment income totaled $1.5 million and $0.6 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio coupled with the impact of higher interest rates.
Expenses
Expenses totaled $1.2 million and $0.5 million, respectively, for the three months ended March 31, 2023 and March 31, 2022, of which $138 thousand and $95 thousand, respectively, were management fees and administration fees and $836 thousand and $231 thousand, respectively were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $188 thousand and $155 thousand, respectively for the three months ended March 31, 2023 and March 31, 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio along with higher interest rates on those borrowings.
Net Investment Income
The Company’s net investment income totaled $0.3 million and $0.1 million, or $0.33 and $0.16 per average unit, respectively, for the three months ended March 31, 2023 and March 31, 2022.

Net Realized Loss
The Company had investment sales and prepayments totaling approximately $2.8 million and $66 thousand, respectively, for the three months ended March 31, 2023 and March 31, 2022. Net realized loss over the same periods totaled $10 thousand and $1 thousand, respectively.
Net Change in Unrealized Gain
For the three months ended March 31, 2023 and March 31, 2022, net change in unrealized gain on the Company’s assets totaled $0.1 million and $0.3 million, respectively. Net unrealized gain for the three months ended March 31, 2023 was primarily due to appreciation on our investments in SCP Eye Care, LLC, Spectrum Pharmaceuticals, Inc. and Oral Surgery Partners Holdings, LLC, among others, partially offset by the reversal upon exit of previously unrealized appreciation on our investment in Ivy Fertility Services. Net unrealized gain for the three months ended March 31, 2022 was primarily due to appreciation on our investment in SOC Telemed, Inc., among others.
Net Increase in Unitholders’ Capital Resulting From Operations
For the three months ended March 31, 2023 and March 31, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $0.4 million and $0.4 million, respectively. For the same periods, income per average unit was $0.42 and $0.58, respectively.
Financial Condition, Liquidity and Capital Resources
Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.
Equity
During the period January 5, 2021 (commencement of operations) to March 31, 2023, on a net basis, the Company sold and issued 1,069,642 common units at an average price of $22.44 per unit, for net proceeds of $24.0 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $59.9 million at March 31, 2023.
Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. The commitment can also be expanded up to $75 million. The stated interest rate on the SPV Facility is Term SOFR plus 2.90% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2023, there were $18.5 million of borrowings outstanding under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is LIBOR plus
2.75-3.00%
and the current stated maturity date is March 15, 2024. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2023, there were $10.8 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $20 million of cash equivalents as of March 31, 2023.
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
A summary of our significant contractual payment obligations is as follows as of March 31, 2023:

Payments due by Period as of March 31, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$29.3	$10.8	$—	$18.5	$—

(1)	At March 31, 2023, we had a total of $45.7 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.
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

Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
(in millions)
Outset Medical, Inc.	$3.1	$3.1
Apeel Technology, Inc.	2.9	2.9
Glooko, Inc.	1.6	1.6
SCP Eye Care, LLC	0.8	1.0
ONS MSO, LLC	0.8	—
Arcutis Biotherapeutics, Inc.	0.8	0.8
Spectrum Pharmaceuticals, Inc.	0.8	0.8
Ardelyx, Inc.	0.7	0.7
Pediatric Ho.me Respiratory Services, LLC	0.6	0.6
Cerapedics, Inc.	0.6	0.6
Southern Orthodontic Partners Management, LLC	0.6	0.7
United Digestive MSO Parent, LLC	0.4	—
Urology Management Holdings, Inc.	0.4	—
Orthopedic Care Partners Management, LLC	0.3	0.5
Meditrina, Inc.	0.3	0.3
Oral Surgery Partners Holdings, LLC	0.1	0.8
SunMed Group Holdings, LLC	0.1	0.1
Plastics Management, LLC	—	0.8
Ivy Fertility Services, LLC	—	0.1
BayMark Health Services, Inc.	—	0.1

Total Commitments	$14.9	$15.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional
asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Michael S. Gross, our Chairman,
Co-Chief
Executive Officer and President, Bruce Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, and Shiraz Y. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fifteen cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fifteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR/SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.15)	$0.15
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), our management, including our
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

(b) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of the Annual Report on

Form 10-K, which

could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form

10-K.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.
Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2023.

SLR HC BDC LLC

By:	/S/ M ICHAEL S. G ROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ B RUCE J. S POHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ S HIRAZ Y. K AJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)