Form 10-Q
period 2023-06-30
SLR HC BDC LLC
filed 2023-08-08
CIK 1832148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, there was no established public market for the registrant’s units. The issuer had 1,069,642 units outstanding as of August 4, 2023.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2023

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 (unaudited) and the six months ended June 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	9
	Notes to Consolidated Financial Statements (unaudited)	11
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1a.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
SIGNATURES		47

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.
Item 1. Financial Statements
SLR HC BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $52,012 and $43,602, respectively)	$52,366	$43,897
Cash	1,998	3,986
Cash equivalents (cost: $11,936 and $29,828, respectively)	11,936	29,828
Interest receivable	390	271
Prepaid expenses	56	15
Receivable for investments sold	10	—

Total assets	$66,756	$77,997

Liabilities
Payable for cash equivalents purchased	$11,936	$29,828
Revolving credit facility due February 2027 (the “SPV Facility”) ($18,825 and $14,675 face amounts, respectively, reported net of unamortized debt issuance costs of $800 and $624, respectively. See note 5)	18,025	14,051
Revolving credit facility due March 2024 (the “Subscription Facility”) ($12,550 and $13,800 face amounts, respectively, reported net of unamortized debt issuance costs of $87 and $49, respectively. See note 5)	12,463	13,751
Management fee payable (see note 3)	224	325
Administration fee payable (see note 3)	10	8
Interest payable (see note 5)	683	493
Other liabilities and accrued expenses	220	193

Total liabilities	$43,561	$58,649

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,069,642 and 888,565 units, respectively, issued and outstanding)	23,461	19,461
Accumulated distributable net loss	(266)	(113)

Total unitholders’ capital	$23,195	$19,348

Total liabilities and unitholders’ capital	$66,756	$77,997

Net asset value per unit	$21.69	$21.77

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,644	$896	$3,093	$1,486
Other income from non-controlled/non-affiliated investments	—	9	9	9

Total investment income	1,644	905	3,102	1,495

Expenses:
Management fees (see note 3)	$136	$84	$265	$173
Administration fees (see note 3)	11	6	20	12
Interest and other credit facility expenses (see note 5)	912	384	1,748	615
Other general and administrative expenses	196	136	384	291

Total expenses	1,255	610	2,417	1,091

Net investment income	$389	$295	$685	$404

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(5)	$(5)	$(15)	$(6)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(39)	(246)	59	45

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(44)	(251)	44	39

Net Increase in Unitholders’ Capital Resulting From Operations	$345	$44	$729	$443

Net Income Per Unit	$0.32	$0.06	$0.74	$0.65

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$389	$295	$685	$404
Net realized loss	(5)	(5)	(15)	(6)
Net change in unrealized gain (loss)	(39)	(246)	59	45

Net increase in unitholders’ capital resulting from operations	345	44	729	443

Distributions to unitholders:
From distributable earnings	(882)	—	(882)	—

Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	4,000	—

Net increase in unitholders’ capital resulting from capital activity	—	—	4,000	—

Total increase (decrease) in unitholders’ capital	(537)	44	3,847	443
Unitholders’ capital, beginning of period	23,732	15,011	19,348	14,612

Unitholders’ capital, end of period	$23,195	$15,055	$23,195	$15,055

Capital unit activity ( see note 7 ):
Units issued	—	—	181,077	—

Net increase from capital unit activity	—	—	181,077	—

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$729	$443
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	15	6
Net change in unrealized gain on investments	(59)	(50)
(Increase) decrease in operating assets:
Purchase of investments	(12,067)	(6,251)
Net accretion of discount on investments	(247)	(95)
Proceeds from disposition of investments	4,083	4,301
Capitalization of payment-in-kind income	(194)	(42)
Interest receivable	(119)	(58)
Prepaid expenses	(41)	(48)
Receivable for investments sold	(10)	(10)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(17,892)	4,921
Management fee payable	(101)	110
Administration fee payable	2	2
Interest payable	190	190
Other liabilities and accrued expenses	27	43
Deferred financing costs	160	154

Net Cash Provided by (Used in) Operating Activities	(25,524)	3,616

Cash Flows from Financing Activities:
Contributions from unitholders	4,000	—
Cash distributions paid	(882)	—
Proceeds from borrowings	12,276	15,351
Repayments of borrowings	(9,750)	(12,500)

Net Cash Provided by Financing Activities	5,644	2,851

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,880)	6,467
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,814	20,467

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,934	$26,934

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,558	$425

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 225.7%
Apeel Technology, Inc. (4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$316	$318
Arcutis Biotherapeutics, Inc. (3)(4)	Pharmaceuticals	L+745	0.10%	12.61%		12/22/2021	1/1/2027	6,288	6,372	6,367
Ardelyx, Inc. (3)(4)	Pharmaceuticals	S+795	1.00%	13.15%		2/23/2022	3/1/2027	851	858	860
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.50%		6/29/2021	6/11/2027	4,047	4,018	4,047
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,739	3,724	3,739
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	11.37%		12/27/2022	1/1/2028	2,494	2,496	2,501
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.59%		5/22/2023	5/22/2029	1,059	1,027	1,027
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.63%		1/4/2023	1/3/2029	2,657	2,582	2,657
Glooko, Inc. (4)	Health Care Technology	L+790	0.10%	13.06%		9/30/2021	10/1/2026	1,452	1,462	1,463
Maxor Acquisition, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.16%		3/1/2023	3/1/2029	1,770	1,719	1,717
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	10.67%		12/20/2022	12/1/2027	312	311	312
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.32%		2/10/2023	7/8/2025	1,722	1,677	1,670
Orthopedic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.66%		8/17/2022	5/16/2024	1,459	1,452	1,459
Outset Medical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.32%		11/3/2022	11/1/2027	3,052	3,050	3,052
Pediatric Home Respiratory Services, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.45%		8/19/2022	12/4/2024	690	683	690
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.44%		8/26/2021	8/18/2027	3,881	3,839	3,881
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.51%		8/20/2021	8/12/2026	4,012	3,972	4,012
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	10.93%		10/6/2022	10/5/2029	3,175	3,080	3,175
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+600	1.00%	11.50%		6/3/2022	1/27/2026	975	967	975
Spectrum Pharmaceuticals, Inc. (4).	Biotechnology	S+570	2.30%	10.87%		9/21/2022	9/1/2027	915	971	986
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+575	0.75%	11.09%		6/16/2021	6/16/2028	1,960	1,934	1,960
United Digestive MSO Parent, LLC (4)	Health Care Providers & Services	S+675	1.00%	11.99%		3/30/2023	3/30/2029	987	958	957
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.36%		2/7/2023	6/15/2026	715	695	693
Vapotherm, Inc. (4)	Health Care Equipment & Supplies	S+930	1.00%	14.57	% (7)	2/18/2022	2/1/2027	3,233	3,255	3,274
Vertos Medical, Inc. (4)	Health Care Equipment & Supplies	S+515	4.75%	10.25%		6/14/2023	7/1/2028	567	560	559

Total Bank Debt/Senior Secured Loans									$51,978	$52,351

								Warrants
Warrants — 0.1%
Meditrina, Inc.*	Health Care Equipment & Supplies					12/20/2022		2,719	$2	$2
Spectrum Pharmaceuticals, Inc.*	Biotechnology					9/21/2022		13,871	4	7
Vapotherm, Inc.*	Health Care Equipment & Supplies					2/18/2022		18,607	24	2
Vertos Medical, Inc.*	Health Care Equipment & Supplies					6/14/2023		13,779	4	4

Total Warrants									$34	$15

Total Investments (5) — 225.8%									$52,012	$52,366

Cash Equivalents — 51.4%
U.S. Treasury Bill	Government					6/30/2023	8/10/2023	$12,000	$11,936	$11,936

Total Investments & Cash Equivalents — 277.2%									$63,948	$64,302
Liabilities in Excess of Other Assets — (177.2%)										(41,107)

Net Assets — 100.0%										$23,195

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment the Company has provided the current interest rate in effect as of June 30, 2023.

(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR, SOFR or PRIME rate. These instruments are often subject to a LIBOR, SOFR or PRIME rate floor.

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 21.0% of the total assets of the Company.

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

SLR HC BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
June 30, 2023
(in thousands)

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $12; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $394 and $406, respectively, based on a tax cost of $52,378. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(7)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
*	Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2023
Health Care Providers & Services	43.8%
Health Care Equipment & Supplies	17.5%
Biotechnology	14.4%
Pharmaceuticals	13.8%
Life Science Tools & Services	7.7%
Health Care Technology	2.8%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 226.8%
Apeel Technology, Inc. (4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$315	$317
Arcutis Biotherapeutics, Inc. (3)(4)	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	6,288	6,322	6,367
Ardelyx, Inc. (3)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	851	854	853
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	4,068	4,034	4,068
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,683	3,656	3,683
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	2,494	2,488	2,488
Glooko, Inc. (4)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	1,452	1,456	1,455
Ivy Fertility Services, LLC (4)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	2,697	2,659	2,724
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	312	309	311
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	567	557	556
Orthopedic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	1,087	1,080	1,087
Outset Medical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	3,052	3,034	3,029
Pediatric Home Respiratory Services, LLC (4)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	463	457	459
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	3,107	3,069	3,107
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	4,033	3,986	4,033
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	9.46%		10/6/2022	10/5/2029	2,905	2,813	2,810
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+600	1.00%	10.77%		6/3/2022	1/27/2026	489	485	489
Spectrum Pharmaceuticals, Inc. (4)	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	915	905	906
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	L+575	0.75%	10.48%		6/16/2021	6/16/2028	2,033	2,004	2,033
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58	% (7)	2/18/2022	2/1/2027	3,095	3,094	3,111

Total Bank Debt/Senior Secured Loans									$43,577	$43,886

								Warrants
Warrants — 0.1%
Meditrina, Inc.*	Health Care Equipment & Supplies					12/20/2022		2,719	$2	$2
Spectrum Pharmaceuticals, Inc.*	Biotechnology					9/21/2022		13,871	4	1
Vapotherm, Inc.*	Health Care Equipment & Supplies					2/18/2022		3,324	19	8

Total Warrants									$25	$11

Total Investments (5) — 226.9%									$43,602	$43,897

Cash Equivalents — 154.1%
U.S. Treasury Bill Government 12/30/2022 2/23/2023								$30,000	$29,828	$29,828

Total Investments & Cash Equivalents — 381.0%									$73,430	$73,725
Liabilities in Excess of Other Assets — (281.0%)									(54,377)

Net Assets — 100.0%									$ 19,348

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
June 30, 2023
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
In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of June 30, 2023, $24,000 of capital commitments were drawn and $59,850 were unfunded.
The Company pursues a corporate lending strategy focused on direct sourcing, underwriting and managing a diverse portfolio of private loans to U.S. healthcare companies.
The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.
The Company’s principal focus is to invest in two differentiated strategies: first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper middle market healthcare companies with EBITDA between approximately $25,000 and $100,000. These aggregate
loan tranches are expected to range in size from $100,000 to $300,000. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization
or early revenue drug and device development companies. These aggregate
loan tranches are expected to range in size from $25,000 to $150,000. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment
grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

(e)
The Company intends to comply with the applicable provisions of the Code pertaining to
RICs
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
June 30, 2023
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
June 30, 2023
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
The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of June 30, 2023.
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
have been waived as of June 30, 2023.
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
For the three and six months ended June 30, 2023, the Company incurred $136 and $265, respectively, in Management Fees, $11 and $20, respectively, in administration fees
and $0 and $0, respectively in
incentive fees
. For the three and six months ended June 30, 2022, the Company incurred $84 and $173, respectively, in Management Fees, $6 and $12, respectively, in administration fees
and $0 and $0, respectively in
incentive fees
.
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
June 30, 2023
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022:
Fair Value Measurements
As of June 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$52,351	$52,351
Warrants	—	—	15	15

Total Investments	$—	$—	$52,366	$52,366

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2023, the fair value of the SPV Facility and the Subscription Facility would be $18,825 and $12,550, respectively.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, March 31, 2023	$51,016	$8	$51,024
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized loss	(45)	—	(45)
Purchase of investment securities	2,736	7	2,743
Proceeds from dispositions of investment securities	(1,356)	—	(1,356)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2023	$52,351	$15	$52,366

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(24)	$—	$(24)

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2022	$43,886	$11	$43,897
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	64	(5)	59
Purchase of investment securities	12,499	9	12,508
Proceeds from dispositions of investment securities	(4,098)	—	(4,098)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2023	$52,351	$15	$52,366

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$64	$(5)	$59

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$52,351	Income Approach	Market Yield	10.5% - 20.8% (13.2%)

Warrants	Asset	$15	Market Approach	Volatility	17.3% - 17.3% (17.3%)

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$43,886	Income Approach	Market Yield	9.8% - 18.2% (12.5%)

Warrants	Asset	$11	Market Approach	Volatility	26.0% - 26.0% (26.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Note 5. Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2023, there were $18,825 of borrowings outstanding under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%
and the current stated maturity date is March 15, 2024.
On
December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, the Subscription Facility entered into amendment number two, which replaced the benchmark rate of LIBOR with SOFR. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2023, there were $12,550 of borrowings outstanding under the Subscription Facility.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

The average annualized interest cost for borrowings for the six months ended June 30, 2023 and the year ended December 31, 2022 was 7.73% and 4.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2023 and the year ended December 31, 2022 was $32,825 and $32,775, respectively.
Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2023 and December 31, 2022 is $15,390 and $15,513, respectively, comprised of the following:

	June 30, 2023	December 31, 2022
Outset Medical, Inc.	$3,052	$3,052
Apeel Technology, Inc.	2,852	2,852
CVAUSA Management, LLC	1,699	—
Glooko, Inc.	1,633	1,633
ONS MSO, LLC	814	—
Arcutis Biotherapeutics, Inc.	786	786
Ardelyx, Inc.	696	696
SCP Eye Care, LLC	683	968
Cerapedics, Inc.	623	623
Pediatric Home Respiratory Services, LLC	401	630
United Digestive MSO Parent, LLC	391	—
Urology Management Holdings, Inc.	359	—
Meditrina, Inc.	312	312
Spectrum Pharmaceuticals, Inc.	305	763
Vertos Medical, Inc.	283	—
Orthopedic Care Partners Management, LLC	188	566
Southern Orthodontic Partners Management, LLC	181	670
SunMed Group Holdings, LLC	132	69
Oral Surgery Partners Holdings, LLC	—	843
Plastics Management, LLC	—	794
Ivy Fertility Services, LLC	—	128
BayMark Health Services, Inc.	—	128

Total Commitments	$15,390	$15,513

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
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
Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022
Units at beginning of period	1,069,642	682,427
Units issued	—	—

Units issued and outstanding at end of period	1,069,642	682,427

	Six months ended June 30, 2023	Six months ended June 30, 2022
Units at beginning of period	888,565	682,427
Units issued	181,077	—

Units issued and outstanding at end of period	1,069,642	682,427

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
June 30, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2023 and June 30, 2022:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.77	$21.41

Net investment income	0.69	0.59
Net realized and unrealized gain	0.12 *	0.06

Net increase in Unitholders’ capital resulting from operations	0.81	0.65
Distributions to Unitholders:
From distributable earnings	(0.89)	—

Net asset value per unit, end of period	$21.69	$22.06

Total Return (b)(c)	3.70%	3.03%
Unitholders’ capital, end of period	$23,195	$15,055
Units outstanding, end of period	1,069,642	682,427

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	3.15%	2.73%

Operating expenses	3.07%	3.22%
Interest and other credit facility expenses	8.04%	4.15%

Total expenses	11.11%	7.37%

Average debt outstanding	$29,529	$16,007
Portfolio turnover ratio	8.6%	14.8%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2023 and the six months ended June 30, 2022 were 988,608 and 682,427, respectively.

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
June 30, 2023
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
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2023, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month
periods ended June 30, 2023 and 2022, the related consolidated statements of cash flows for the six-month
periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 8, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about SLR HC BDC LLC, our current and prospective Portfolio Investments (defined below), our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Overview

SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020 as a closed-end, externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

The Company’s principal focus is to invest in two differentiated strategies, first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper middle market healthcare companies with EBITDA between approximately $25 million and $100 million. These aggregate loan tranches are expected to range in size from $100 million to $300 million. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These aggregate loan tranches are expected to range in size from $25 million to $150 million. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company expects to co-invest with other vehicles managed by SLR (the “SLR Funds”). The Company and the SLR Funds are under common control with SLR. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SLR will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

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

Portfolio and Investment Activity

During the three months ended June 30, 2023, we invested $2.5 million across 6 portfolio companies. This compares to investing $1.4 million in 6 portfolio companies for the period ended June 30, 2022. Investments sold or prepaid during the three months ended June 30, 2023 totaled $1.4 million versus $4.3 million for the three months ended June 30, 2022.

At June 30, 2023, our portfolio consisted of 25 portfolio companies and was invested >99.9% directly in senior secured loans and <0.1% in warrants, in each case, measured at fair value versus 15 portfolio companies invested >99.9% directly in senior secured loans and <0.1% in warrants at June 30, 2022.

At June 30, 2023, 92.8% or $48.6 million of our income producing investment portfolio was floating rate and 7.2% or $3.7 million was fixed rate, measured at fair value. At June 30, 2022, 87.8% or $25.8 million of our income producing investment portfolio was floating rate and 12.2% or $3.6 million was fixed rate, measured at fair value.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted new Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The new rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The new rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2023, the Company had $31.4 million of senior securities, for an asset coverage ratio of 173.9%.

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

Results of Operations

Results are shown for the three and six months ended June 30, 2023 and June 30, 2022:

Investment Income

For the three and six months ended June 30, 2023, gross investment income totaled $1.6 million and $3.1 million, respectively. For the three and six months ended June 30, 2022, gross investment income totaled $0.9 million and $1.5 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio coupled with the impact of higher interest rates.

Expenses

Expenses totaled $1.3 million and $2.4 million, respectively, for the three and six months ended June 30, 2023, of which $0.1 million and $0.3 million, respectively, were management fees and administration fees and $0.9 million and $1.7 million, respectively were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.4 million, respectively for the three and six months ended June 30, 2023. Expenses totaled $0.6 million and $1.1 million, respectively, for the three and six months ended June 30, 2022, of which $0.1 million and $0.2 million, respectively, were management fees and administration fees and $0.4 million and $0.6 million, respectively were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.3 million, respectively for the three and six months ended June 30, 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio along with higher interest rates on those borrowings.

Net Investment Income

The Company’s net investment income totaled $0.4 million and $0.7 million, or $0.36 and $0.69 per average unit, respectively, for the three and six months ended June 30, 2023. The Company’s net investment income totaled $0.3 million and $0.4 million, or $0.43 and $0.59 per average unit, respectively, for the three and six months ended June 30, 2022.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $1.4 million and $4.2 million, respectively, for the three and six months ended June 30, 2023. Net realized loss over the same periods totaled $5 thousand and $15 thousand, respectively. The Company had investment sales and prepayments totaling approximately $4.3 million and $4.4 million, respectively, for the three and six months ended June 30, 2022. Net realized loss over the same periods totaled $5 thousand and $6 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2023, net change in unrealized gain (loss) on the Company’s assets totaled ($39) thousand and $59 thousand, respectively. Net unrealized loss for the three months ended June 30, 2023 was primarily due to depreciation on our investment in Spectrum Pharmaceuticals, Inc., among others, partially offset by unrealized appreciation on our investment in Fertility (ITC) Investment Holdco, LLC, among others. Net unrealized gain for the six months ended June 30, 2023 was primarily due to appreciation on our investments in SCP Eye Care, LLC and Spectrum Pharmaceuticals, Inc., among others. For the three and six months ended June 30, 2022, net change in unrealized gain (loss) on the Company’s assets totaled ($246) thousand and $45 thousand, respectively. Net unrealized loss for the three months ended June 30, 2022 was primarily due to the reversal of previously recognized appreciation on our investment in SOC Telemed, Inc., partially offset by appreciation on our investment in Ivy Fertility Services, LLC, among others. Net unrealized gain for the six months ended June 30, 2022 was primarily due to appreciation on our investment in Ivy Fertility Services, LLC, among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $0.3 million and $0.7 million, respectively. For the same periods, income per average unit was $0.32 and $0.74, respectively. For the three and six months ended June 30, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $44 thousand and $0.4 million, respectively. For the same periods, income per average unit was $0.06 and $0.65, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to June 30, 2023, on a net basis, the Company sold and issued 1,069,642 common units at an average price of $22.44 per unit, for net proceeds of $24.0 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $59.9 million at June 30, 2023.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2023, there were $18.8 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00% and the current stated maturity date is March 15, 2024. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, the Subscription Facility entered into amendment number two, which replaced the benchmark rate of LIBOR with SOFR. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2023, there were $12.6 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $12 million of cash equivalents as of June 30, 2023.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2023:

Payments due by Period as of June 30, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$31.4	$12.6	$—	$18.8	$—

(1)	At June 30, 2023, we had a total of $68.6 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
(in millions)
Outset Medical, Inc.	$3.1	$3.1
Apeel Technology, Inc.	2.9	2.9
CVAUSA Management, LLC	1.7	—
Glooko, Inc.	1.6	1.6
ONS MSO, LLC	0.8	—
Arcutis Biotherapeutics, Inc.	0.8	0.8
Ardelyx, Inc.	0.7	0.7
SCP Eye Care, LLC	0.7	1.0
Cerapedics, Inc.	0.6	0.6
Pediatric Home Respiratory Services, LLC	0.4	0.6
United Digestive MSO Parent, LLC	0.4	—
Urology Management Holdings, Inc.	0.3	—
Meditrina, Inc.	0.3	0.3
Spectrum Pharmaceuticals, Inc.	0.3	0.8
Vertos Medical, Inc.	0.3	—
Orthopedic Care Partners Management, LLC	0.2	0.5
Southern Orthodontic Partners Management, LLC	0.2	0.7
SunMed Group Holdings, LLC	0.1	0.1
Oral Surgery Partners Holdings, LLC	—	0.8
Plastics Management, LLC	—	0.8
Ivy Fertility Services, LLC	—	0.1
BayMark Health Services, Inc.	—	0.1

Total Commitments	$15.4	$15.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

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

Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Mr. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of LIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR or SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating LIBOR or SOFR. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fourteen cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR or SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR/SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.14)	$0.14

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed within these consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the six months ended June 30, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form 10-K.

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
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
As of the filing date of this Quarterly Report on Form 10-Q, many of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.
There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended June 30, 2023
, none
of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

SLR HC BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)