Form 10-Q
period 2023-09-30
SLR HC BDC LLC
filed 2023-11-07
CIK 1832148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2023

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of September 30, 2023, there was no established public market for the registrant’s units. The issuer had 1,069,642 units outstanding as of November 3, 2023.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and the nine months ended September 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	9
	Notes to Consolidated Financial Statements (unaudited)	11
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1a.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I. FINANCIAL INFORMATION
In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.
Item 1. Financial Statements
SLR HC BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $53,845 and $43,602, respectively)	$54,328	$43,897
Cash	2,286	3,986
Cash equivalents (cost: $11,913 and $29,828, respectively)	11,913	29,828
Interest receivable	432	271
Prepaid expenses	35	15
Receivable for investments sold	11	—

Total assets	$69,005	$77,997

Liabilities
Revolving credit facility due February 2027 (the “SPV Facility”) ($19,610 and $14,675 face amounts, respectively, reported net of unamortized debt issuance costs of $766 and $624, respectively. See note 5)	$18,844	$14,051
Revolving credit facility due March 2024 (the “Subscription Facility”) ($13,800 and $13,800 face amounts, respectively, reported net of unamortized debt issuance costs of $56 and $49, respectively. See note 5)	13,744	13,751
Payable for cash equivalents purchased	11,913	29,828
Management fee payable (see note 3)	367	325
Administration fee payable (see note 3)	11	8
Interest payable (see note 5)	834	493
Other liabilities and accrued expenses	227	193

Total liabilities	$45,940	$58,649

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,069,642 and 888,565 units, respectively, issued and outstanding)	23,461	19,461
Accumulated distributable net loss	(396)	(113)

Total unitholders’ capital	$23,065	$19,348

Total liabilities and unitholders’ capital	$69,005	$77,997

Net asset value per unit	$21.56	$21.77

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Operations (unaudited)
(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,702	$886	$4,795	$2,372
Other income from non-controlled/non-affiliated investments	17	7	26	16

Total investment income	1,719	893	4,821	2,388

Expenses:
Management fees (see note 3)	$143	$118	$408	$291
Administration fees (see note 3)	10	7	30	19
Interest and other credit facility expenses (see note 5)	1,106	581	2,854	1,196
Other general and administrative expenses	177	159	561	450

Total expenses	1,436	865	3,853	1,956

Net investment income	$283	$28	$968	$432

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(2)	$(5)	$(17)	$(11)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	129	142	188	187

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	127	137	171	176

Net Increase in Unitholders’ Capital Resulting From Operations	$410	$165	$1,139	$608

Net Income Per Unit	$0.38	$0.24	$1.12	$0.89

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Changes in Unitholders’ Capital (unaudited)
(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$283	$28	$968	$432
Net realized loss	(2)	(5)	(17)	(11)
Net change in unrealized gain	129	142	188	187

Net increase in unitholders’ capital resulting from operations	410	165	1,139	608

Distributions to unitholders:
From distributable earnings	(540)	(349)	(1,422)	(349)

Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	4,000	—

Net increase in unitholders’ capital resulting from capital activity	—	—	4,000	—

Total increase (decrease) in unitholders’ capital	(130)	(184)	3,717	259
Unitholders’ capital, beginning of period	23,195	15,055	19,348	14,612

Unitholders’ capital, end of period	$23,065	$14,871	$23,065	$14,871

Capital unit activity (see note 7):
Units issued	—	—	181,077	—

Net increase from capital unit activity	—	—	181,077	—

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$1,139	$608
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	17	11
Net change in unrealized gain on investments	(188)	(187)
Deferred financing costs	247	250
(Increase) decrease in operating assets:
Purchase of investments	(15,118)	(17,233)
Net accretion of discount on investments	(351)	(156)
Proceeds from disposition of investments	5,507	4,582
Capitalization of payment-in-kind income	(298)	(71)
Interest receivable	(161)	(4)
Prepaid expenses	(20)	(25)
Receivable for investments sold	(11)	(12)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(17,915)	9,881
Management fee payable	42	207
Administration fee payable	3	3
Interest payable	341	343
Other liabilities and accrued expenses	34	11

Net Cash Used in Operating Activities	(26,732)	(1,792)

Cash Flows from Financing Activities:
Contributions from unitholders	4,000	—
Cash distributions paid	(1,422)	(349)
Proceeds from borrowings	16,289	26,251
Repayments of borrowings	(11,750)	(13,500)

Net Cash Provided by Financing Activities	7,117	12,402

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,615)	10,610
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,814	20,467

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,199	$31,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,513	$853

See notes
to
consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 235.5%
Apeel Technology, Inc. (4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$317	$353
Arc utis Bi otherapeutics, Inc. (3)(4)	Pharmaceuticals	S+745	0.10%	12.88%		12/22/2021	1/1/2027	6,288	6,397	6,398
Ard elyx , Inc. (3)(4)	Pharmaceuticals	S+795	1.00%	13.30%		2/23/2022	3/1/2027	851	861	878
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	10.65%		6/29/2021	6/11/2027	4,037	4,009	4,037
Brid geBio P harma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,767	3,759	3,777
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	11.53%		12/27/2022	1/1/2028	2,494	2,500	2,501
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.59%		5/22/2023	5/22/2029	1,400	1,359	1,358
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.63%		1/4/2023	1/3/2029	2,650	2,578	2,650
Glooko, Inc. (4)	Health Care Technology	S+790	0.10%	13.33%		9/30/2021	10/1/2026	1,089	1,098	1,111
Maxor Acquisition, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	1,766	1,716	1,766
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	10.83%		12/20/2022	12/1/2027	312	312	313
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2025	1,717	1,678	1,717
Orthopedic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.96%		8/17/2022	5/16/2024	1,677	1,671	1,652
Outset Me dical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.48%		11/3/2022	11/1/2027	3,052	3,058	3,059
Pediatric Home Respiratory Services, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.67%		8/19/2022	12/4/2024	1,089	1,077	1,089
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.44%		8/26/2021	8/18/2027	3,871	3,832	3,871
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.40%		8/20/2021	8/12/2026	4,002	3,965	4,002
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	11.17%		10/6/2022	10/5/2029	3,341	3,242	3,341
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.89%		6/3/2022	1/27/2026	1,772	1,751	1,737
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+550	0.75%	10.99%		6/16/2021	6/16/2028	1,955	1,930	1,955
United Digestive MSO Parent, LLC (4)	Health Care Providers & Services	S+675	1.00%	12.29%		3/30/2023	3/30/2029	984	956	984
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+625	1.00%	11.79%		2/7/2023	6/15/2026	713	695	706
UVP Management, LLC	Health Care Providers & Services	S+625	1.00%	11.79%		9/18/2023	9/15/2025	1,173	1,144	1,143
Vapotherm, Inc. (4)	Health Care Equipment & Supplies	S+930	1.00%	14.73	% (7)	2/18/2022	2/1/2027	3,308	3,342	3,358
Vertos Medical, Inc. (4)	Health Care Equipment & Supplies	S+515	4.75%	10.48%		6/14/2023	7/1/2028	567	561	560

Total Bank Debt/Senior Secured Loans									$53,808	$54,316

Common Equity/Warrants— 0.1%								Shares/Warrants
Assertio Holdings, Inc. Common Stock (8) *	Pharmaceuticals					7/31/2023		1,088	$4	$3
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies					12/20/2022		2,719	2	2
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies					2/18/2022		4,395	27	2
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies					6/14/2023		13,779	4	5

Total Common Equity/Warrants									$37	$12

Total Investments (5) — 235.6%.									$53,845	$54,328

Cash Equivalents — 51.6%
U.S. Treasury Bill	Government					9/30/2023	11/21/2023	$12,000	$11,913	$11,913

Total Investments & Cash Equivalents — 287.2%									$65,758	$66,241
Liabilities in Excess of Other Assets — (187.2%)										(43,176)

Net Assets —100.0%										$23,065

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment the Company has provided the current interest rate in effect as of September 30, 2023.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 20.5% of the total assets of the Company.

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

SLR HC BDC LLC
Consolidated Schedule of Investments (unaudited) (continued)
September 30, 2023
(in thousands)

(5)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $117; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $545 and $428, respectively, based on a tax cost of $54,211. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(7)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
(8)	Denotes a Level 1 investment.
*	Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2023
Health Care Providers & Services	48.0%
Health Care Equipment & Supplies	17.0%
Pharmaceuticals	13.4%
Biotechnology	12.2%
Life Science Tools & Services	7.4%
Health Care Technology	2.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 226.8%
Apeel Technology, Inc.(4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$315	$317
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	6,288	6,322	6,367
Ardelyx, Inc.(3)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	851	854	853
BayMark Health Services, Inc.(4)	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	4,068	4,034	4,068
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,683	3,656	3,683
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	2,494	2,488	2,488
Glooko, Inc. (4)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	1,452	1,456	1,455
Ivy Fertility Services, LLC(4)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	2,697	2,659	2,724
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	312	309	311
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	567	557	556
Orthopedic Care Partners Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	1,087	1,080	1,087
Outset Medical, Inc.(3)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	3,052	3,034	3,029
Pediatric Home Respiratory Services, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	463	457	459
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	3,107	3,069	3,107
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	4,033	3,986	4,033
SCP Eye Care, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.46%		10/6/2022	10/5/2029	2,905	2,813	2,810
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.77%		6/3/2022	1/27/2026	489	485	489
Spectrum Pharmaceuticals, Inc.(4).	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	915	905	906
SunMed Group Holdings, LLC(4).	Health Care Equipment & Supplies	L+575	0.75%	10.48%		6/16/2021	6/16/2028	2,033	2,004	2,033
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58	% (7)	2/18/2022	2/1/2027	3,095	3,094	3,111

Total Bank Debt/Senior Secured Loans									$43,577	$43,886

Warrants — 0.1%								Warrants
Meditrina, Inc.*	Health Care Equipment & Supplies					12/20/2022		2,719	$2	$2
Spectrum Pharmaceuticals, Inc.*	Biotechnology					9/21/2022		13,871	4	1
Vapotherm, Inc.*	Health Care Equipment & Supplies					2/18/2022		3,324	19	8

Total Warrants									$25	$11

Total Investments (5) — 226.9%.									$43,602	$43,897

Cash Equivalents — 154.1%
U.S. Treasury Bill	Government					12/30/2022	2/23/2023	$30,000	$29,828	$29,828

Total Investments & Cash Equivalents — 381.0%									$73,430	$73,725
Liabilities in Excess of Other Assets — (281.0%)									(54,377)

Net Assets — 100.0%										$19,348

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate, the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of December 31, 2022.

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
September 30, 2023
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
In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of September 30, 2023, $24,000 of capital commitments were drawn and $59,850 were unfunded.
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
September 30, 2023
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
Note 2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented.
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
September 30, 2023
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

c.
the audit committee of the Board of Directors (the “Board”) reviews the preliminary valuations of the Adviser and third-party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and

d.
the Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser, the audit committee, and third-party valuation specialist, if any, which may from time to time be engaged by the Board.

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
September 30, 2023
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
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of September 30, 2023.
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
routine,
non-investment-related
administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.
The
Pre-Exchange
Listing Administration Fee will be appropriately adjusted for any stub period.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the
Pre-Exchange
Listing Administration Fee to which it is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such
Pre-Exchange
Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the
Pre-Exchange
Listing Administration Fee. No administration fees have been waived as of September 30, 2023.
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
For the three and nine months ended September 30, 2023, the Company incurred $143 and $408, respectively, in Management Fees, $10 and $30, respectively, in administration fees and $0 and $0, respectively, in incentive fees. For the three and nine months ended September 30, 2022, the Company incurred $118 and $291, respectively, in Management Fees, $7 and $19, respectively, in administration fees and $0 and $0, respectively, in incentive fees.
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
September 30, 2023
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022:
Fair Value Measurements
As of September 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$54,316	$54,316
Common Equity/Warrants	3	—	9	12

Total Investments	$3	$—	$54,325	$54,328

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2023, the fair value of the SPV Facility and the Subscription Facility would be $19,610 and $13,800, respectively.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2023:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, June 30, 2023	$52,351	$15	$52,366
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	135	(4)	131
Purchase of investment securities*	3,251	2	3,253
Proceeds from dispositions of investment securities	(1,421)	(4)	(1,425)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2023	$54,316	$9	$54,325

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$150	$(1)	$149

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2022	$43,886	$11	$43,897
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	199	(10)	189
Purchase of investment securities*	15,750	12	15,762
Proceeds from dispositions of investment securities	(5,519)	(4)	(5,523)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2023	$54,316	$9	$54,325

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$200	$(13)	$187

*	Includes PIK capitalization and accretion of discount

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$54,316	Income Approach	Market Yield	10.7% – 18.2% (13.1%)

Warrants	Asset	$9	Market Approach	Volatility	17.8% -17.8% (17.8%)

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$43,886	Income Approach	Market Yield	9.8% – 18.2% (12.5%	)

Warrants	Asset	$11	Market Approach	Volatility	26.0% - 26.0% (26.0%	)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.
Generally
, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Note 5. Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2023, there were $19,610 of borrowings outstanding under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%
and the current stated maturity date is March 15, 2024. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, the Subscription Facility entered into amendment number two, which replaced the benchmark rate of LIBOR with SOFR. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2023, there were $13,800 of borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the nine months ended September 30, 2023 and the year ended December 31, 2022 was 7.95% and 4.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2023 and the year ended December 31, 2022 was $33,410 and $32,775, respectively.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2023 and December 31, 2022 is $14,970 and $15,513, respectively, comprised of the following:

	September 30, 2023	December 31, 2022
Outset Medical, Inc.	$3,052	$3,052
Apeel Technology, Inc.	2,852	2,852
Southern Orthodontic Partners Management, LLC	1,654	670
CVAUSA Management, LLC	1,354	—
Orthopedic Care Partners Management, LLC	901	566
Cerapedics, Inc.	853	623
ONS MSO, LLC	814	—
Arcutis Biotherapeutics, Inc.	786	786
Ardelyx, Inc.	696	696
SCP Eye Care, LLC	510	968
United Digestive MSO Parent, LLC	391	—
Urology Management Holdings, Inc.	359	—
UVP Management, LLC	333	—
Vertos Medical, Inc.	283	—
SunMed Group Holdings, LLC	132	69
Glooko, Inc.	—	1,633
Oral Surgery Partners Holdings, LLC	—	843
Plastics Management, LLC	—	794
Spectrum Pharmaceuticals, Inc.	—	763
Pediatric Home Respiratory Services, LLC	—	630
Meditrina, Inc.	—	312
Ivy Fertility Services, LLC	—	128
BayMark Health Services, Inc.	—	128

Total Commitments	$14,970	$15,513

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance
sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance
sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022
Units at beginning of period	1,069,642	682,427
Units issued	—	—

Units issued and outstanding at end of period	1,069,642	682,427

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Units at beginning of period	888,565	682,427
Units issued	181,077	—

Units issued and outstanding at end of period	1,069,642	682,427

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
(in thousands, except unit amounts)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and September 30, 2022:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Per Share Data: (a)
Net asset value per Unit, beginning of period	$21.77	$21.41

Net investment income	0.95	0.63
Net realized and unrealized gain	0.24 *	0.26

Net increase in Unitholders’ capital resulting from operations	1.19	0.89
Distributions to Unitholders:
From distributable earnings	(1.40)	(0.51)

Net asset value per Unit, end of period	$21.56	$21.79

Total Return (b)(c)	5.47%	4.16%
Unitholders’ capital, end of period	$23,065	$14,871
Units outstanding, end of period	1,069,642	682,427

Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	4.35%	2.90%

Operating expenses	4.50%	5.10%
Interest and other credit facility expenses	12.83%	8.03%

Total expenses	17.33%	13.13%

Average debt outstanding	$30,079	$18,129
Portfolio turnover ratio	11.1%	14.6%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the nine months ended September 30, 2023 and the nine months ended September 30, 2022 were 1,015,916 and 682,427, respectively.

(b)	Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per Unit. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*
Includes the impact of the different unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (unaudited) (continued)
September 30, 2023
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
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2023, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2023 and 2022, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2023

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

•	the escalating conflict in the Middle East;

•	changes in the general economy, slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and

•

our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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

Overview

SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020 as a closed-end, externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Prior to the Company’s units (“Units”) being listed for trading on a national securities exchange (an “Exchange Listing”), the Adviser has also been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Administrative Coordinator supervises or provides the Company’s administrative services, including operational trade support, net asset value calculations, financial reporting, fund accounting and registrar and transfer agent services. The Administrative Coordinator also provides assistance to the Adviser in connection with communicating with investors and other persons with respect to the Company.

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

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Recent Developments

None.

Revenues

The Company generates revenue primarily in the form of interest income from the securities it holds and capital gains, if any, on investment securities that it may sell. Our debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark Secured Overnight Financing Rate (“SOFR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly. We may also generate revenue in the form of commitment, origination, structuring fees, and fees for providing managerial assistance.

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

(viii)	management fees and incentive fees;

(ix)	administration expenses;

(x)	all fees, costs, expenses and liabilities incurred through the use or engagement of service providers;

(xi)	all taxes, fees, penalties and other governmental charges levied against the Company and all fees, costs, expenses, penalties and liabilities related to tax compliance;

(xii)

all fees, costs, expenses and liabilities of the Company’s legal counsel related to extraordinary matters, including expenses for any dispute resolution (including litigation and regulatory-related legal expenses);

(xiii)	all fees, costs, expenses and liabilities relating to legal, governance and regulatory compliance and filings, including securities law filings relating to Portfolio Investments;

(xiv)	all fees, costs, expenses and liabilities related to the Company’s indemnification or contribution obligations;

(xv)	all fees, costs, expenses and liabilities for subscription services (to the extent such subscription is required by a placement agent);

(xvi)	any required regulatory filings and related legal fees;

(xvii)	all fees, costs, expenses and liabilities related to liquidating the Company;

(xviii)	transfer agent services;

(xix)	any other fees, costs, expenses and liabilities not specifically assumed by the Adviser or the Administrative Coordinator;

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

In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in sub-clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in capital commitments (“Commitments”), an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

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

Portfolio and Investment Activity

During the three months ended September 30, 2023, we invested $3.1 million across 7 portfolio companies. This compares to investing $11.0 million in 12 portfolio companies for the period ended September 30, 2022. Investments sold or prepaid during the three months ended September 30, 2023 totaled $1.4 million versus $0.3 million for the three months ended September 30, 2022.

At September 30, 2023, our portfolio consisted of 26 portfolio companies and was invested >99.9% directly in senior secured loans and <0.1% in common equity/warrants, in each case, measured at fair value versus 18 portfolio companies invested >99.9% directly in senior secured loans and <0.1% in warrants at September 30, 2022.

At September 30, 2023, 93.0% of our income producing investment portfolio was floating rate and 7.0% was fixed rate, measured at fair value. At September 30, 2022, 91.0% of our income producing investment portfolio was floating rate and 9.0% was fixed rate, measured at fair value.

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

The Company conducts the valuation of its assets, pursuant to which the Company’s net asset value (the “NAV”) is determined, at all times consistent with GAAP and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 2a-5.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2023, the Company had $33.4 million of senior securities, for an asset coverage ratio of 169.0%.

Taxation as a Regulated Investment Company

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

Results of Operations

Results are shown for the three and nine months ended September 30, 2023 and September 30, 2022:

Investment Income

For the three and nine months ended September 30, 2023, gross investment income totaled $1.7 million and $4.8 million, respectively. For the three and nine months ended September 30, 2022, gross investment income totaled $0.9 million and $2.4 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio coupled with the impact of higher interest rates.

Expenses

Expenses totaled $1.4 million and $3.9 million, respectively, for the three and nine months ended September 30, 2023, of which $0.1 million and $0.4 million, respectively, were management fees and administration fees and $1.1 million and $2.9 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2023. Expenses totaled $0.9 million and $2.0 million, respectively, for the three and nine months ended September 30, 2022, of which $0.1 million and $0.3 million, respectively, were management fees and administration fees and $0.6 million and $1.2 million, respectively were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio along with higher interest rates on those borrowings as well as higher fees on a larger portfolio.

Net Investment Income

The Company’s net investment income totaled $0.3 million and $1.0 million, or $0.26 and $0.95 per average unit, respectively, for the three and nine months ended September 30, 2023. The Company’s net investment income totaled $0.03 million and $0.4 million, or $0.04 and $0.63 per average unit, respectively, for the three and nine months ended September 30, 2022.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $1.4 million and $5.6 million, respectively, for the three and nine months ended September 30, 2023. Net realized loss over the same periods totaled $2 thousand and $17 thousand, respectively. The Company had investment sales and prepayments totaling approximately $0.3 million and $4.7 million, respectively, for the three and nine months ended September 30, 2022. Net realized loss over the same periods totaled $5 thousand and $11 thousand, respectively.

Net Change in Unrealized Gain

For the three and nine months ended September 30, 2023, net change in unrealized gain on the Company’s assets totaled $129 thousand and $188 thousand, respectively. Net unrealized gain for the three months ended September 30, 2023 was primarily due to appreciation on our investments in Maxor Acquisition, Inc., ONS MSO, LLC and Apeel Technology, Inc., among others, partially offset by unrealized depreciation on our investments in Orthopedic Care Partners Management, LLC and Southern Orthodontic Partners Management, LLC, among others. Net unrealized gain for the nine months ended September 30, 2023 was primarily due to appreciation on our investments in SCP Eye Care, LLC, Maxor Acquisition, Inc. and ONS MSO, LLC, among others partially offset by unrealized depreciation on our investments in Orthopedic Care Partners Management, LLC and Southern Orthodontic Partners Management, LLC, among others. For the three and nine months ended September 30, 2022, net change in unrealized gain on the Company’s assets totaled $142 thousand and $187 thousand, respectively. Net unrealized gain for the three and nine months ended September 30, 2022 was primarily due to appreciation on our investment in Arcutis Biotherapeutics, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $0.4 million and $1.1 million, respectively. For the same periods, income per average unit was $0.38 and $1.12, respectively. For the three and nine months ended September 30, 2022, the Company had a net increase in Unitholders’ capital resulting from operations of $165 thousand and $608 thousand, respectively. For the same periods, income per average unit was $0.24 and $0.89, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to September 30, 2023, on a net basis, the Company sold and issued 1,069,642 common units at an average price of $22.44 per unit, for net proceeds of $24.0 million. All of our outstanding units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $59.9 million at September 30, 2023.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2023, there were $19.6 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00% and the current stated maturity date is March 15, 2024. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, the Subscription Facility entered into amendment number two, which replaced the benchmark rate of LIBOR with SOFR. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2023, there were $13.8 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held a face amount of $12 million of cash equivalents as of September 30, 2023.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services, each as defined and described further below. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of September 30, 2023:

Payments due by Period as of September 30, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$33.4	$13.8	$—	$19.6	$—

(1)	At September 30, 2023, we had a total of $66.6 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
(in millions)
Outset Medical, Inc.	$3.1	$3.1
Apeel Technology, Inc.	2.9	2.9
Southern Orthodontic Partners Management, LLC	1.6	0.7
CVAUSA Management, LLC	1.3	—
Orthopedic Care Partners Management, LLC	0.9	0.5
Cerapedics, Inc.	0.9	0.6
ONS MSO, LLC	0.8	—
Arcutis Biotherapeutics, Inc.	0.8	0.8
Ardelyx, Inc.	0.7	0.7
SCP Eye Care, LLC	0.5	1.0
United Digestive MSO Parent, LLC	0.4	—
Urology Management Holdings, Inc.	0.4	—
UVP Management, LLC	0.3	—
Vertos Medical, Inc.	0.3	—
SunMed Group Holdings, LLC	0.1	0.1
Glooko, Inc.	—	1.6
Oral Surgery Partners Holdings, LLC	—	0.8
Plastics Management, LLC	—	0.8
Spectrum Pharmaceuticals, Inc.	—	0.8
Pediatric Home Respiratory Services, LLC	—	0.6
Meditrina, Inc.	—	0.3
Ivy Fertility Services, LLC	—	0.1
BayMark Health Services, Inc.	—	0.1

Total Commitments	$15.0	$15.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Michael S. Gross, our Chairman, Co-Chief Executive Officer and President and Bruce Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Shiraz Y. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and

Mr. Kajee, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to rising interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the wars between Ukraine and Russia and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the current economic environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fourteen cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fourteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.14)	$0.14

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 28, 2023 filing of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in “Risk Factors” in the February 28, 2023 filing of our Annual Report on Form 10-K.

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

In the United States, SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information
Rule
10b5-1
Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule
16a-1(f)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)