Form 10-K
period 2023-12-31
SLR HC BDC LLC
filed 2024-02-27
CIK 1832148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
12b-2
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, there was no established public market for the registrant’s units. The issuer had 1,069,642 units outstanding as of February 23, 2024.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR HC BDC LLC
FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
The Adviser believes the broad experience of the Adviser’s senior investment team enables it to successfully identify, assess and structure customized senior secured loans, and to manage potential risk and return at all stages of the economic cycle. As an unlisted BDC, the Company is not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. This lack of regulation allows the Adviser to be more flexible than regulated lending institutions in selecting and structuring investments, adjusting investment criteria, transaction structures and, in some cases, the types of securities in which the Company is expected to invest. The Adviser believes financial sponsors, management teams and investment banks see this flexibility as a benefit, making it an attractive financing partner. The Adviser believes that this approach enables it to procure attractive investment opportunities throughout the economic cycle so that it can make investments consistent with its stated investment objective even during turbulent periods in the capital markets.
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
The Board of Directors
Overall responsibility for the Company’s operations rests with the Board. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws, and the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”). The Board currently consists of five members, three of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The Company refers to these individuals as our independent directors. The Board elects officers, who serve at the discretion of the Board. The responsibilities of each director include, among other things, the oversight of investment activities, the quarterly valuation of assets, and oversight of financing arrangements. The Board has established an audit committee and a nominating and corporate governance committee and may establish additional committees in the future.
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

The Company and its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) engage or otherwise transact with, one or more Service Providers (defined herein) in connection with their investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, legal counsel, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to the cap on operating expenses, and will not offset Management Fees (defined herein), and such amounts may be substantial.
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
Proprietary Sourcing and Origination
We believe that SLR’s senior investment professionals’ longstanding relationships with financial sponsors, corporate management teams, commercial and investment banks and other financial intermediaries provide us with a strong pipeline of proprietary origination opportunities. We believe the broad experience of our senior investment team and their ability to draw upon their average of over 30 years of experience enables us to identify, assess and structure investments successfully.
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
Upper Middle Market Corporate Healthcare Cash Flow Lending
Typically, we expect that the Company’s senior secured loans to upper middle market healthcare companies will have a first priority lien on all of the assets of the issuer, will be floating rate with Secured Overnight Financing Rate (“SOFR”) floors, will include upfront fees and may include meaningful prepayment penalties. Covenants are typically included. The loans generally are expected to have a five to six year final maturity and are often repaid within three years.
Life Science Lending
Typically, we expect that the Company’s loans to life science companies will have a first priority lien, will be floating rate with SOFR floors, and will include meaningful prepayment penalties, exit fees and success fees or warrants. Warrants will generally have an exercise price based on the last private equity round valuation or average public trading price and, thus, as a portfolio company appreciates in value, the Company will be well-positioned to achieve additional investment returns from this equity interest. The loans generally are expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any Exchange Listing or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule
12b-2
under the Securities Exchange Act of 1934, as amended (the “1934 Act”) which would occur if the market value of our Units that is held by non-affiliates
exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible
debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Staffing
We do not currently have any employees. Mr. Gross, our
Co-Chief
Executive Officer, President and a board member, and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and a board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR. In addition, Shiraz Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for SLR. Guy Talarico, our Chief Compliance Officer and Secretary serves as the Chief Compliance Officer and General Counsel for SLR.
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
The Company may be periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.
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
. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address:
publicinfo@sec.gov
.

Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. A summary of the Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our independent directors, and, accordingly, are subject to change.
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

•	The Company could be subject to the risks associated with investments in senior secured loans, subordinated loans, Mezzanine Securities (as defined below) and unsecured loans.

•	The Company’s loans may permit borrowers to prepay, which could affect the yield of the Company’s investments.

•	Terms and conditions of the Company’s loan agreements may be amended, modified or waived only by the agreement of the lenders.

•	The Company may make investments in loans, or securities backed by loans, that are or may be non-performing loans.

•	The Company’s success will depend, in part, on originating loans on advantageous terms.

•	Bank loans and corporate loans may not be readily marketable and may be subject to restrictions on resale.

•	The value of the Company’s investments could be affected by factors affecting the economy and securities markets generally.

•	Periods of market volatility have occurred and could continue to occur in response to pandemics or other events.

•	The Adviser will rely on information provided by internal sources and third parties when conducting due diligence.

•	Fixed and floating rate debt instruments are subject to the risks associated with change in interest rates.

•	The Company could be subject to the risks associated with investments in smaller and middle market companies.

•	Most of the Company’s Portfolio Investments at any given time are expected to be illiquid.

•	The Company is subject to risks related to inflation and deflation.

•	Economic sanction laws may prohibit investments in certain countries and with certain individuals and companies.

•	The Company may choose to waive or defer enforcement of covenants in the debt securities held in its portfolio, which may cause the Company to lose all or part of its investment in these companies.
General Risks Related to the Company

•	There can be no guarantee of returns and Unitholders may lose all of their money by investing in the Company.

•	Pursuant to the LLC Agreement, Units are not generally transferable and voluntary withdrawal of Units is not allowed.

•	The Company is subject to management risk because the Adviser actively manages its investment portfolio.

•
If the professional staff of the Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Company will not be able to grow its investment portfolio.

•	The Company’s assets are available to satisfy all liabilities and other obligations of the Company.

•	There is no assurance that the Adviser’s analysis of potential investments will take into consideration all appropriate factors.

•	The Company could be substantially adversely affected by the unfavorable performance of any single investment.

•	The Company will include in its income certain amounts that the Company has not yet received in cash.

•	It is expected that the majority of the Company’s investments will not have market quotations available.

•	Securities that the Adviser believes are not valued correctly may not ultimately be valued as projected.

•	The Adviser may employ financial/analytical models that may not reflect actual results.

•	The Company and the Adviser may be subject to the risks and costs of regulatory investigations or becoming involved in litigation with third parties.

•	A Unitholder in default with respect to its unfunded Commitment may experience material adverse effects on its investment.

•	The Company and/or the Adviser may enter into various indemnification agreements or arrangements with third parties.

•	The Company could be subject to the risks related to the Russian invasion of Ukraine.

•	Unitholders could be subject to cybersecurity risks associated with electronic databases and communications.

•	Adverse developments affecting the financial services industry could have a material adverse effect on the Company, the Adviser and the Portfolio Investments.

•	The Company is subject to technological risks, including those associated with artificial intelligence and machine learning technology.

•	The Company is subject to risks associated with ESG (as defined below) initiatives and climate change.

•	The Company is subject to risks associated with U.S. government shutdowns, uncertainty over the U.S. debt ceiling and any related downgrades in the U.S.’s credit ratings.
Risks Related to RICs and BDCs

•	The Company intends to distribute to Unitholders substantially all of its ordinary income and capital gain.

•	No assurance can be given that the Company will be able to maintain qualification as a RIC.

•	Unitholders will experience the increased risks pertaining to the Company’s use of leverage to partially finance its investments.

•	A BDC must carry investments at market value or at fair value, as determined in good faith by the Board.

•	At least 70% of a BDC’s assets must consist of “qualifying assets”.
Regulatory Risks Relating to the Company

•	The Company and its affiliates are substantially limited in their ability to co-invest in privately negotiated transactions.

•	The Company could be precluded from conducting Rule 506 Offerings (as defined below) due to “Bad Actor” restrictions.

•	The Company could be subject to the risks associated with complying with the Sarbanes-Oxley Act (as defined below).
Other Risks Related to Portfolio Investments

•
The Company could be subject to the risks associated with investments in high yield securities, corporate debt securities, convertible securities, preferred stock, reverse repurchase agreements, and distressed companies.

•	The Company could be subject to the risks associated with the use of warrants and rights.

•	The Company could be subject to the risks associated with the elimination of LIBOR and use of SOFR.

•	The Company could be subject to the risks associated with the effect of an economic slowdown on Portfolio Investments.

•	The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings.

•	The Company could be subject to the risks associated with investments in zero-coupon bonds, deferred interest rate bonds and PIKs.

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

Item 1A. Risk Factors.
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
The discussion below, to the extent it relates to bankruptcy law or proceedings or to debtors’ and creditors’ rights, is based upon principles of U.S. federal and state laws. Insofar as the Portfolio Investments, include obligations of non-U.S. issuers, or
bankruptcy, reorganization or similar proceedings in a country other than the U.S., the laws of such other countries, and the rights and obligations of debtors and creditors in such other countries, under factual circumstances similar to those described below, may or may not be analogous to those described below.
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
Prepayment Risk
. The terms of loans in which the Company invests may permit borrowers to voluntarily prepay loans at any time, either
with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This may happen when there is a decline in interest rates or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations.
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
Ability to Originate Loans on Advantageous Terms; Competition and Supply
. The Company’s success depends, in part, on the ability of the Company or its affiliates to originate loans on advantageous terms. In originating and purchasing loans, the Company or its affiliates will compete with a broad spectrum of lenders. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns (if any) to investors. The Company intends to originate certain investments and later offer to syndicate all or a portion of one or more investments to certain other funds or accounts managed by the Adviser and its affiliates, in each case subject to their own investment-review process, and to co-investors and/or third
parties. Prior to such syndication, or if such syndication is not successful, the Company’s exposure to the originated investment may exceed the exposure that the Company intends to have over the long-term or would have had if it had purchased such investment in the secondary market rather than originating it. Where syndication is not successful, the Company may elect to sell all or a portion of an originated investment at a loss in order to rebalance the Company’s portfolio. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Company loans, the prospects for successful repayment or a successful reorganization or similar action.
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
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against
Russia, the COVID-19 pandemic,
certain regional bank failures, an inflationary environment and the ongoing war in the Middle East, could adversely affect the Company’s business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of the Company’s Portfolio Investments.
Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in 2024. However, there are reports that the Federal Reserve may begin to cut the benchmark rates. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could
cause interest rates to be volatile, which may negatively impact the Company’s ability to access the debt markets and capital markets on favorable terms.
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
Interest Rate Risk
. Interest rate risk refers to the risks associated with market changes in interest rates. In general, rising interest rates, such as the recent economic period, will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of such debt instruments. Many of the Company’s investments are expected to be variable rate loans with interest that adjusts with market rates. These loans will generally also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). The Company’s other investments and transactions may also be affected by changes in interest rates. Declines in market value, if not offset by any corresponding gains on hedging instruments, may ultimately reduce earnings or result in losses to the Company.
The prices of long-term debt obligations generally fluctuate more than prices of short-term debt obligations as interest rates change. To the extent the Company invests in longer-term Portfolio Investments, it will be impacted to a greater degree by changes in market interest rates than if the Company invested primarily in short-term debt securities.
To the extent the Company borrows money or issues preferred Units to make investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays distributions on preferred Units and the rate at which the Company invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income in the event the Company uses debt to finance investments. In periods of rising interest rates, such as the recent economic period, the Company’s cost of funds will increase because the interest rates on the amounts borrowed under the Company’s credit facilities or certain other financing arrangements will typically be floating, which could reduce the Company’s net investment income to the extent any Portfolio Investments have fixed interest rates, and the interest rate on Portfolio Investments with an interest rate floor (such as a SOFR (as defined below) floor) above then-current levels will not increase until interest rates exceed the applicable minimum interest rate floor. Rising interest rates may also increase the cost of debt for the Portfolio Investments, which could adversely impact the Portfolio Investment’s financial performance and ability to meet ongoing obligations to the Company.

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
Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of
credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) could impact the operations of certain of the Company’s Portfolio Investments. If the financial results of middle-market companies, like those in which the Company intends to invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions may decrease the value of collateral securing some of the Company’s loans and the value of the Company’s equity investments. Such may require the Company to modify the payment terms of its investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of the Company’s Portfolio Investments may be negatively impacted by these economic or other conditions, which can result in the Company’s receipt of reduced interest income from its Portfolio Investments and/or realized and unrealized losses related to its Portfolio Investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.
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
. An investment in the Company is highly risky. There can be no assurance that the Company will achieve its investment objective or any particular level of returns. An investor may lose all of its money by investing in the Company. Among other things, the Company may invest in assets that are underperforming or non performing and/or in securities of issuers who are under financial stress. By their nature, such investments are considered speculative and entail substantial risks that are generally higher than the risks of investments in performing assets and securities of issuers that are not under financial stress. Any losses in the Company will be borne solely by investors in the Company and not by the Adviser or any of its respective affiliates (except to the extent they invest capital in the Company, in which case they, with respect to such capital invested, will bear their pro rata portion of such loss).
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
The success of the Company is highly dependent upon the financial and managerial experience of the Adviser and any consultants or other Service Providers retained by the Company. The success of the Adviser is highly dependent on the financial and managerial experience of the investment professionals, who may not continue to be employed by or associated with the Adviser during the entire term of the Company. In addition
, a number of members of the professional staff of the Adviser are investors in other investment vehicles advised by SLR and are actively involved in managing the investment decisions of these investment vehicles, as well as investment decisions of other clients of SLR. Accordingly, the members of the professional staff of the Adviser have demands on their time for the investment, monitoring and other functions of other funds and other clients advised by SLR. In addition, competition in the financial services, private equity and alternative asset management industries for qualified investment professionals is intense. The Adviser’s continued ability to effectively manage the Company’s investments depends on its ability to attract new investment professionals and to retain and motivate its existing investment professionals.
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
No Assurance of Cash Distributions
. Subject to the Board’s discretion and applicable legal restrictions, the Company expects to declare and pay distributions quarterly. The Company expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Company will achieve investment results that will allow a targeted level of
cash distributions or year-to-year increases in cash
distributions. All distributions that are made will be at the discretion of the Board and will depend on earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form
10-K.
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
In certain cases, the Company may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, the Company may have to sell some Portfolio Investments at times it would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements
.
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
Forward-Looking Statements
. This
annual
report on Form
10-K
contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on Form 10-K. Those forward-looking
statements reflect the Adviser’s current view in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this annual report on Form 10-K.
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
The Company relies on the Adviser’s enterprise-wide cybersecurity program, to protect its information, including due oversight of the cybersecurity programs of the Company’s key Service Providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party Service Providers. While the Adviser employs various measures to address cybersecurity-related issues, the Adviser, the Administrative Coordinator, the Company and their respective Service Providers may nevertheless be subject to operational and information security risks resulting from cybersecurity incidents. A cybersecurity incident refers to both intentional and unintentional events that may cause the Adviser, the Company or their respective Service Providers to lose or compromise confidential information, suffer data corruption or lose operational capacity. Cybersecurity incidents include stealing or corrupting data maintained online or digitally, denial of service attacks on websites, the unauthorized release of confidential information or various other operational disruptions. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to Unitholders (and their beneficial owners) and material nonpublic information. The systems the Adviser has implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in the Company’s and the Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders, material nonpublic information and other sensitive information in the Adviser’s possession.

A disaster or a disruption in the infrastructure that supports the Adviser’s business, including a disruption involving Electronic Communications or other services used by the Adviser or third parties with whom the Adviser conducts business, or directly affecting the Adviser’s headquarters, could have a material adverse impact on the Adviser’s ability to continue to operate its business without interruption and to protect the Company, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Adviser’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse the Adviser for its losses, if at all.
Although the Company is not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, its operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats faced in the marketplace. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. The Company may be a target for attacks because, as a specialty finance company, it holds confidential and other sensitive information, including price information, about existing and potential investments. Further, the Company is dependent on third-party vendors for hosting hardware, software and data processing systems that it does not control. The Company also relies on third-party Service Providers for certain aspects of its business, including for certain information systems, technology and administration of its Portfolio Investments and compliance matters. While the Company relies on the cybersecurity strategy and policies implemented by the Adviser, its reliance on the Adviser and third-party Service Providers removes certain cybersecurity functions from outside of the Company’s immediate control, and cyber-attacks on the Adviser, on the Company or on third-party Service Providers could adversely affect the Company, its business, and its reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by the
Company’s
third-party providers.
As the Company’s reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that the Company’s financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to the Company, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, the Company, the Adviser, the Administrative Coordinator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on its business, financial condition or results of operations. The Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect the Company’s profitability. These changes may also result in enhanced and unforeseen consequences for cyber- related breaches and incidents, which may further adversely affect the Company’s profitability. If the Adviser fails to comply with the relevant and increasing laws and regulations, the Adviser could suffer financial losses, a disruption of its businesses, liability to investors, regulatory intervention or reputational damage.

Policies of remote working, whether by the Adviser, the Administrative Coordinator, the Company or by their respective Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including the Company’s proprietary business information, personal information of the Adviser’s employees, the Company’s investors and others, and other sensitive information that the Adviser collects, processes, and stores in its data centers and on its networks or those of third-party Service Providers. The secure processing, maintenance, and transmission of this information are critical to the Company’s operations. There is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of malfeasance by the Adviser’s employees or otherwise, non-compliance
with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against the Company and significant reputational harm, any of which could harm the Company’s business and results of operations. Cybersecurity risks require continuous and increasing attention and other resources from the Adviser to, among other actions, identify and quantify these risks and upgrade and expand its technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that the Adviser’s efforts will be effective.
Cybersecurity incidents may adversely impact the Company and its Unitholders. There is no guarantee that the Company, the Adviser, and/or their respective Service Providers will be successful in protecting against cybersecurity incidents.
Financial Services Industry Risks
. Cash not held in custody accounts and held by the Company, the Adviser and the Portfolio Investments in
non-interest-bearing
and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, the Adviser, or the Portfolio Investments could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance
or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the Company, the Adviser’s and the Portfolio Investments’ business, financial condition, results of operations, or prospects.
Although the Company and the Adviser assess its and the Portfolio Investments’ banking and financing relationships as the Company believes necessary or appropriate, the Company and the Portfolio Investments’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which the Company, the Adviser or the Portfolio Investments have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company, the Adviser or the Portfolio Investments have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company, the Adviser, or the Portfolio Investments to acquire financing on acceptable terms or at all.
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

Machine Learning Technology Risks
. Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to the Company and its Portfolio Investments. The Company and its Portfolio Investments could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. The Company and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and the Company cannot predict the risks that may arise from such developments.
Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent the Company or its Portfolio Investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact the Company or its Portfolio Investments.
Corporate Social Responsibility Risks
. The Company’s business (including that of its Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions.
The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change, environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in the Company’s investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, its relationship with existing and future Portfolio Investments, the cost of the Company’s operations and relationships with investors, all of which could adversely affect its business and results of operations.
However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.
There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC has proposed, or has announced that it is working on proposals for, rules that, among other matters, would establish a framework for reporting of climate-related risks, corporate and fund carbon emissions, broad diversity and capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Further, in 2022 the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks and opportunities for certain public companies.
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
The income source requirement will be satisfied if the Company obtains at least 90% of gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of Units or other securities, net income from certain “qualifiedpublicly traded partnerships,” or similar sources.
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

Tax Considerations Regarding Dividends for Private BDCs
. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2023 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s
allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders.
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
Under the Code, the Company may pay certain RIC dividends after the end of the current year. In particular, if the Company pays a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to Unitholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, the Company may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow the Company to maintain its qualification for taxation as a RIC and eliminate its liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, the Company may defer distributions of income earned during the current year until December of the following year. For example, the Company may defer distributions of income earned during 2024 until as late as December 31, 2025. If the Company chooses to pay a spillover dividend, it will incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to events such as
the COVID-19 pandemic,
certain regional bank failures, the Russian invasion of Ukraine, the ongoing war in the Middle East or other disruptions in the economy, such as the recent inflationary environment, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce and/or defer dividends to the following year as discussed above. To further preserve cash, the Company may combine these deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under “
In-Kind
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
Regulatory Risks Relating to the Company
. Legal and regulatory changes could occur during the term of the Company that may adversely affect the Company. The Company may be subject to, and adversely affected by, new federal, state or non-U.S. laws or new regulation by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the European Commission and other federal, state and
non-U.S.
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
Based on information available as of the date of this annual report on Form 10-K, the
effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs and increased overall transaction costs and are significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting the Company’s ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s investing strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk
leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Investment, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.
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
Licensing Requirements
. Various licensing requirements could apply to the Company or the Adviser with respect to investments in, or the origination, holding, servicing and disposing of, loans and similar assets. The licensing requirements could apply depending on the location of the borrower, the location of the collateral securing the loan, or the location where the Company or the Adviser operates or has offices. Moreover, the Company’s ability to invest in certain properties, participate in the secondary mortgage market, obtain financing for investments, lease properties to tenants and/or engage in lending, advisory, servicing and/or broker activities may be subject to the issuance of permits or licenses. If the Company applies for such licenses, this process may be costly and take several months. There is no assurance that the Company will obtain all of the licenses that it desires or that the Company would not experience significant delays in seeking these licenses. In states and other jurisdictions in which it is licensed, the Company or the Adviser is required to comply with applicable laws and regulations, including possible information requirements and consumer protection and anti-fraud laws, which could impose restrictions on the Company’s or the Adviser’s ability to take certain actions to protect the value of its investments in such assets and impose compliance costs. Failure to comply with such laws and regulations could lead to, among other penalties, a loss of the Company’s or the Adviser’s license, which in turn could restrict the Company’s investment options or require the Company to divest assets located in or secured by real property located in that jurisdiction. These risks also apply to issuers and entities in which the Company invests that hold similar assets, as well as any origination company or servicer in which the Company owns an interest.
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
Other Risks Related to Portfolio Investments
High Yield Debt and Unrated Securities
. High yield securities are typically junior to the obligations of companies to senior creditors, trade creditors and employees. High yield securities and unrated securities (which are not rated by a rating agency) may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, such as the recent economic period, for example, could cause a decline in the prices of high yield securities and unrated securities, because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. In addition, such securities have historically experienced greater default rates than investment grade securities. The ability of holders of high yield debt to influence a company’s affairs will be substantially less than that of senior creditors, especially during periods of financial distress or following insolvency.
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
conditions
.
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
Risks
 Relating to Reference Rates
. The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to the Company’s Portfolio Investments.
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
As of the filing date of this annual report on Form
10-K,
many of the Company’s loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month
and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter
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
There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, the Company’s loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, the Company’s loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on the Company’s loans may not be fully realized and the Company’s loans may be subject to increased pricing volatility and market risk.

Risks Related to Economic Recessions
. The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.
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
The Company’s business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S.
and non-U.S.
government and regulatory authorities could have a material adverse impact on the Company’s business. To the extent uncertainty regarding the U.S. or global economy, including as a result of the COVID-19
pandemic, certain regional bank failures, the Russian invasion of Ukraine and the ongoing war in the Middle East, negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates, such as the recent economic period, and/or a return to unfavorable economic conditions could adversely affect its business.
Risks Related to the U.S.’ Debt Ceiling
. The significant debt in the U.S. is expected to hinder growth in the U.S. for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our Portfolio Investments. In addition, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased
the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S.

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
Restricted Securities
. It is expected that a significant portion of the Company’s Portfolio Investments will
b
e securities (“restricted securities”) that have not been registered for sale to the public under the Securities Act pursuant to an exemption from registration (including Section 4(a)(2) of, or Rule 144A under, the Securities Act). Restricted securities are generally only sold to institutional investors in private sales from the issuer or from an affiliate of the issuer. These securities may be less liquid than securities registered for sale to the general public. The liquidity of a restricted security may be affected by a number of factors, including: (i) the credit quality of the issuer; (ii) the frequency of trades and quotes for the security; (iii) the number of dealers willing to purchase or sell the security and the number of other potential purchasers; (iv) dealer undertakings to make a market in the security; and (v) the nature of the security and the nature of marketplace trades. Also, restricted securities may be difficult to value because market quotations may not be readily available.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation
S-K.
These risks include, among other things, operational risks, financial loss, intellectual property theft, fraud, extortion, loss of sensitive data, harm to individuals including stockholders, violation of privacy or security laws, increased costs associated with mitigation of damages and remediation, and other legal and reputational risks. We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage such material risks.

We rely on the Adviser’s enterprise-wide cybersecurity program to protect our information, including due oversight of the cybersecurity programs of our key service providers and processes for the assessment, identification, and management of material risks from cybersecurity threats, including those associated with the use of third-party service providers. The Adviser considers such cybersecurity threats as part of its broader risk management framework, and its cybersecurity program is designed to, among other things, protect us, insofar as is practicable, from the hazards of cybersecurity threats and vulnerabilities in accordance with applicable legal requirements and guidance. The Adviser collaborates with third-party subject-matter experts, as necessary, to identify and assess material cybersecurity threat risks and evaluate and test its cybersecurity protections, including through continuous network and endpoint monitoring, employee anti-phishing training, vulnerability assessments, and penetration testing to inform the Adviser’s risk identification and assessment. The Adviser also performs due diligence reviews on third-parties that have access to our systems, data, or facilities that house such systems or data and continually monitors cybersecurity threat risks identified through such diligence.
Together with management, the Board has designated an Information Security Group (“ISG”) to monitor issues relating to cybersecurity and work with the Adviser’s third-party Information Technology (“IT”) service provider to evaluate potential cyber risk vulnerabilities. While its composition may change over time, the ISG currently consists of our Chief Financial Officer and Chief Compliance Officer. The ISG, together with the Adviser’s third-party IT service provider, annually reviews the cyber risks applicable to our business and the measures established by the Adviser and other service providers to protect against those risks and recommends changes or enhancements, as necessary. The Adviser’s management and the third-party IT service provider also monitor the Adviser’s network to identify internal and external cybersecurity threats and vulnerabilities in order to determine any steps that should be taken to protect information stored on the Adviser’s network and promptly inform the ISG of any identified cybersecurity threats or vulnerabilities. The ISG also makes inquiries of the Adviser’s management and the third-party IT service provider regarding such efforts.
Material Impact of Cybersecurity Risks
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, or financial condition are regularly evaluated. During the reporting period, we did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, operational results, or financial condition. We further describe cybersecurity risks that we face in “The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively” and “We, our Adviser and our portfolio companies are subject to risks associated with cyber-attacks” under “Item 1A. Risk Factors” of this annual report on Form
10-K.
Governance
The Board has overall responsibility for risk oversight, including risks related to cybersecurity threats. The Board is aware of the critical nature of managing these risks and has sought to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity and appropriate review of the protections provided to us by the Adviser.
In conducting its duties, the ISG relies on the experience and expertise of the Adviser’s third-party IT service provider, which includes, among other things, over two decades of managing network security for companies, a track record of collaborating with management teams on incident response and threat mitigation, and, through various partnerships, vetting and implementing cutting-edge cybersecurity technologies. The ISG will provide a report, at least annually, to the entire Board regarding our cybersecurity threat risk management and strategy processes, covering topics such as data security posture, results from third-party assessments, progress towards pre-determined
risk mitigation-related goals, the Adviser’s incident response plan, and cybersecurity threat risks or incidents and developments, as well as the steps the Adviser’s management has taken to respond to and mitigate such risks. The Adviser’s incident response plan provides guidelines for responding to cyber incidents and facilitates coordination across multiple operational functions of the Adviser. The incident response plan includes notification to the ISG and, depending on its nature, escalation to the Board, if appropriate. The Board is also encouraged to engage with the ISG on cybersecurity topics at other times, and material cybersecurity threats and risks are also considered by the Board in relation to other important matters that come before it.
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
Holders
As of February 23, 2024, there were 3 holders of record of our Units.
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

•	our future operating results, including our ability to achieve objectives;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the ability of our portfolio companies to achieve their objectives;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	market conditions and our ability to access different debt markets and additional debt and equity capital;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser to attract and retain highly talented professionals;

•	the ability of the Adviser to adequately allocate investment opportunities among the Company and its other advisory clients;

•	any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;

•
changes in political, economic or industry conditions, relations between the United States, Russia, Ukraine and other nations, the interest rate environment, certain regional bank failures or conditions affecting the financial and capital markets;

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
10-K.
Overview
The Company (the “Company”, “we”, “us” our “our”) was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020 as a closed-end,
externally managed investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
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
Recent Developments
On January 23, 2024, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), reduced the size of its $75 million revolving credit facility due February 2027 (the “SPV Facility”) to $35 million.
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
healthcare
sub-sectors
in which we have direct experience. These loan tranches are generally $100 million to $300 million. In addition, the Company intends to invest a portion of its assets in loans to late stage drug and medical device development companies. The Company seeks to leverage the significant capital base of the SLR platform to co-invest
alongside other SLR managed investment vehicles enabling the Company to participate in larger, more attractive upper middle-market financings and have more control over structuring through greater ownership of a financing tranche.
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
Macroeconomic Environment
Credit markets showed resilience in 2023 in the face of persistent but declining inflationary pressures and higher interest rates. The U.S. economy grew during the year and central banks have postured toward lower interest rates. The year ended with uncertainties around the economy and geopolitical issues.
Portfolio and Investment Activity
During the year ended December 31, 2023, we invested approximately $25.5 million across 23 portfolio companies. This compares to investing approximately $28.4 million across 21 portfolio companies for the year ended December 31, 2022. Investments sold or prepaid during the year ended December 31, 2023 totaled approximately $7.3 million versus approximately $12.5 million for the year ended December 31, 2022.
At December 31, 2023, our portfolio consisted of 29 portfolio companies and was invested greater than 99.9% in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value versus 20 portfolio companies invested greater than 99.9% in senior secured loans and less than 0.1% in common equity/equity interests/warrants, in each case, measured at fair value, at December 31, 2022.
At December 31, 2023, 94.0% of our income producing investment portfolio was floating rate and 6.0% was fixed rate, measured at fair value. At December 31, 2022, 91.6% of our income producing investment portfolio was floating rate and 8.4% was fixed rate, measured at fair value.
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
Valuation of Portfolio Investments
In December 2020, the SEC adopted Rule
2a-5
under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule
2a-5’s
valuation requirements.
The Company conducts the valuation of its assets, pursuant to which the Company’s net asset value is determined, at all times consistent with GAAP, and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as a
p
plicable; (5) oversee the reporting required by Rule
2a-5
under the 1940 Act; and (6) maintain recordkeeping requirements under Rule
2a-5.

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
Leverage
The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to the portfolio both on a recourse and non-recourse
basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of December 31, 2023, the Company held $41.8 million of senior securities, for an asset coverage ratio of 155.0%.
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
Recent Accounting Pronouncements
None.

Results of Operations
Results are shown for the fiscal years ended December 31, 2023 and December 31, 2022. Results for the fiscal period January 5, 2021 (commencement of operations) to December 31, 2021 can be found in Item 7 of the Company’s report on Form
10-K
filed on February 28, 2023, which is incorporated by reference herein.
Investment Income
For the fiscal years ended December 31, 2023 and 2022, gross investment income totaled $6.8 million and $3.7 million, respectively. The comparative increase in gross investment income is due to a substantial increase in the size of the income-producing portfolio along with higher SOFR.
Expenses
Expenses totaled $5.4 million and $3.0 million, respectively, for the fiscal years ended December 31, 2023 and 2022, of which $0.6 million and $0.4 million, respectively, were management fees and administration fees and $4.1 million and $1.9 million, respectively were interest and other credit facility expenses. Other general and administrative expenses totaled $0.7 million and $0.6 million, respectively, for the fiscal years ended December 31, 2023 and 2022. Expenses generally consist of management fees, administration fees, performance-based incentive fees, if any, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others. The comparative increase in expenses is due to higher interest expense from increased borrowings to support a larger portfolio, along with an increase in SOFR.
Net Investment Income
The Company’s net investment income totaled $1.4 million and $0.8 million or $1.33 and $1.07 per average unit, respectively, for the fiscal years ended December 31, 2023 and 2022.
Net Realized Loss
The Company had investment sales and prepayments totaling approximately $7.3 million and $12.5 million, respectively, for the fiscal years ended December 31, 2023 and 2022. Net realized losses over the same periods were $19 thousand and $16 thousand, respectively. Net realized losses for both comparative periods were primarily related to the sale of select assets.
Net Change in Unrealized Gain
For the fiscal years ended December 31, 2023 and 2022, net change in unrealized gain on the Company’s investments totaled $0.2 million and $0.2 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2023 is primarily due to appreciation on our investments in SCP Eye Care, LLC, ONS MSO, LLC and CVAUSA Management, LLC, among others. Net unrealized gain for the fiscal year ended December 31, 2022 is primarily due to appreciation on our investments in Ivy Fertility Services, LLC and Arcutis Biotherapeutics, Inc., among others.
Net Increase in Unitholders’ Capital Resulting From Operations
For the fiscal years ended December 31, 2023 and 2022, the Company had a net increase in unitholders’ capital resulting from operations of $1.6 million and $0.9 million, respectively. For the same periods, income per average unit was $1.54 and $1.30, respectively.
Financial Condition, Liquidity and Capital Resources
Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity
During the period January 5, 2021 (commencement of operations) to December 31, 2023, on a net basis, the Company sold and issued 1,069,642 Units at an average price of $22.44 per Unit, for net proceeds of $24.0 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $59.9 million at December 31, 2023. The Offering Period of the Company ended on December 31, 2022.
Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $24.2 million of borrowings outstanding under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%
and the current stated maturity date is March 15, 2024. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, the Subscription Facility entered into a second amendment, which replaced the benchmark rate of LIBOR with SOFR. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $17.6 million of borrowings outstanding under the Subscription Facility.
Cash Equivalents
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time
we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $10 million par amount in cash equivalents as of December 31, 2023.
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

	Payments due by Period as of December 31, 2023 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$41.8	$17.6	$—	$24.2	$—

(1)	At December 31, 2023, we had a total of $58.2 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.
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
Off-Balance
Sheet Arrangements
From
time-to-time
and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023	December 31, 2022
(in millions)
AAH Topco, LLC	$2.3	$—
OIS Management Services, LLC	1.7	—
Southern Orthodontic Partners Management, LLC	1.3	0.7
Ardelyx, Inc.	1.3	0.7
CVAUSA Management, LLC	1.1	—
Retina Midco, Inc.	1.0	—
Orthopedic Care Partners Management, LLC	0.9	0.5
United Digestive MSO Parent, LLC	0.4	—
SCP Eye Care, LLC	0.3	1.0
Vertos Medical, Inc.	0.3	—
Medrina, LLC	0.2	—
UVP Management, LLC	0.2	—
Urology Management Holdings, Inc.	0.2	—
SunMed Group Holdings, LLC	0.1	0.1
Exactcare Parent, Inc.	0.1	—
WCI-BXC Purchaser, LLC	0.1	—
Outset Medical, Inc.	—	3.1
Apeel Technology, Inc.	—	2.9
Glooko, Inc.	—	1.6
Arcutis Biotherapeutics, Inc.	—	0.8
Oral Surgery Partners Holdings, LLC	—	0.8
Plastics Management, LLC	—	0.8
Spectrum Pharmaceuticals, Inc.	—	0.8
Cerapedics, Inc.	—	0.6
Pediatric Home Respiratory Services, LLC	—	0.6
Meditrina, Inc.	—	0.3
Ivy Fertility Services, LLC	—	0.1
BayMark Health Services, Inc.	—	0.1

Total Commitments	$11.5	$15.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2023 and December 31, 2022, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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
Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President and Mr. Spohler, our
Co-Chief
Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional
asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman,
Co-Chief
Executive Officer and President, Mr. Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, Mr. Kajee, our Chief Financial Officer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side
with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions
with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2023, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fifteen cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2023 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fifteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time
by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2023, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%

Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.15)	$0.15

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholders’ and Board of Directors
SLR HC BDC LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated
schedules of investments, of SLR HC BDC LLC (the Company) (and subsidiary) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the years ended December 31, 2023 and 2022 and for the period January 5, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 and for the period January 5, 2021 to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
New York, New York
February 27, 2024

SLR HC BDC LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except unit amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $62,743 and $43,602, respectively)	$63,275	$43,897
Cash	1,871	3,986
Cash equivalents (cost: $9,919 and $29,828, respectively)	9,919	29,828
Interest receivable	503	271
Prepaid expenses	14	15

Total assets	$75,582	$77,997

Liabilities
Revolving credit facility due February 2027 (the “SPV Facility”) ($24,210 and $14,675 face amounts, respectively, reported net of unamortized debt issuance costs of $709 and $624, respectively. See note 5)	$23,501	$14,051
Revolving credit facility due March 2024 (the “Subscription Facility”) ($17,550 and $13,800 face amounts, respectively, reported net of unamortized debt issuance costs of $28 and $49, respectively. See note 5)	17,522	13,751
Payable for cash equivalents purchased	9,919	29,828
Management fee payable (see note 3)	524	325
Administration fee payable (see note 3)	12	8
Interest payable (see note 5)	904	493
Other liabilities and accrued expenses	231	193

Total liabilities	$52,613	$58,649

Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,069,642 and 888,565 units, respectively, issued and outstanding, see note 2f)	23,393	19,461
Accumulated distributable net loss (see note 2f)	(424)	(113)

Total unitholders’ capital	$22,969	$19,348

Total liabilities and unitholders’ capital	$75,582	$77,997

Net asset value per unit	$21.47	$21.77

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Operations
(in thousands, except unit amounts)

	Year ended December 31, 2023	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Investment Income:
Interest income from non-controlled/non-affiliated investments	$6,696	$3,732	$1,018
Other income from non-controlled/non-affiliated investments	71	16	1

Total investment income	6,767	3,748	1,019

Expenses:
Management fees (see note 3)	$565	$419	$224
Administration fees (see note 3)	42	27	9
Interest and other credit facility expenses (see note 5)	4,058	1,939	398
Services fee	—	—	250
Organizational expenses	—	—	229
Other general and administrative expenses	737	592	732

Total expenses	5,402	2,977	1,842

Net investment income (loss)	$1,365	$771	$(823)

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(19)	$(16)	$(5)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	237	178	117

Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	218	162	112

Net Increase (Decrease) in Unitholders’ Capital Resulting From Operations	$1,583	$933	$(711)

Net Income (Loss) Per Unit	$1.54	$1.30	$(2.57)

*	Commencement of operations
See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands, except unit amounts)

	Year ended December 31, 2023	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income (loss)	$1,365	$771	$(823)
Net realized loss	(19)	(16)	(5)
Net change in unrealized gain	237	178	117

Net increase (decrease) in unitholders’ capital resulting from operations	1,583	933	(711)

Distributions to unitholders (see note 9a):
From distributable earnings	(1,870)	(697)	—
From return of capital	(92)	—	—

Net distributions to Unitholders	(1,962)	(697)	—

Increase (decrease) in unitholders’ capital resulting from capital activity (see note 7):
Contributions	4,000	4,500	15,501
Less offering costs	—	—	(177)
Cancellation	—	—	(1)

Net increase in unitholders’ capital resulting from capital activity	4,000	4,500	15,323

Total increase in unitholders’ capital	3,621	4,736	14,612
Unitholders’ capital, beginning of period	19,348	14,612	—

Unitholders’ capital, end of period	$22,969	$19,348	$14,612

Capital unit activity (see note 7):
Units issued	181,077	206,138	682,467
Units canceled	—	—	(40)

Net increase from capital unit activity	181,077	206,138	682,427

*	Commencement of operations
See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2023	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in unitholders’ capital resulting from operations	$1,583	$933	$(711)
Adjustments to reconcile net increase (decrease) in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	19	16	5
Net change in unrealized gain on investments	(237)	(178)	(117)
Deferred financing costs	336	345	133
(Increase) decrease in operating assets:
Purchase of investments	(25,482)	(28,404)	(33,983)
Proceeds from disposition of investments	7,164	12,289	6,870
Net accretion of discount on investments	(469)	(234)	(61)
Capitalization of payment-in-kind income	(373)	(100)	—
Interest receivable	(232)	(100)	(171)
Prepaid expenses	1	(1)	(14)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(19,909)	9,828	20,000
Management fee payable	199	262	63
Administration fee payable	4	4	4
Interest payable	411	454	39
Other liabilities and accrued expenses	38	(221)	414

Net Cash Used in Operating Activities	(36,947)	(5,107)	(7,529)

Cash Flows from Financing Activities:
Contributions from unitholders	4,000	4,500	15,501
Cancellation of units	—	—	(1)
Cash distributions paid	(1,962)	(697)	—
Offering costs	—	—	(177)
Proceeds from borrowings	30,635	42,401	24,723
Repayments of borrowings	(17,750)	(27,750)	(12,050)

Net Cash Provided by Financing Activities	14,923	18,454	27,996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,024)	13,347	20,467
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,814	20,467	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,790	$33,814	20,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,647	$1,485	$359

*	Commencement of operations
See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments
December 31, 2023
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 275.4%
Arcutis Biotherapeutics, Inc. (3)(4)	Pharmaceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	$6,288	$6,422	$6,414
Ardelyx, Inc. (3)(4)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	1,548	1,559	1,596
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	10.61%		6/29/2021	6/11/2027	4,026	4,000	4,026
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,767	3,765	3,777
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	3,348	3,357	3,348
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.74%		5/22/2023	5/22/2029	1,691	1,643	1,691
Exactcare Parent, Inc. 4)	Health Care Providers & Services	S+650	1.00%	11.89%		11/3/2023	11/5/2029	934	909	908
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+650	1.00%	11.97%		1/4/2023	1/3/2029	2,643	2,574	2,643
Glooko, Inc. (4)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	907	919	948
Maxor Acquisition, Inc. (4)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	1,761	1,714	1,761
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	312	313	315
Medrina, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.67%		10/20/2023	10/20/2029	697	680	680
OIS Management Services, LLC (4)	Health Care Providers & Services	S+575	0.75%	11.20%		12/29/2023	11/16/2028	875	868	858
ONS MSO, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2026	2,527	2,469	2,527
Orth op edic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	1,673	1,669	1,673
Outset Medical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	3,909	3,918	3,918
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	10.45%		8/26/2021	8/18/2027	3,861	3,824	3,861
Retina Midco, Inc. (4)	Health Care Providers & Services	S+575	1.00%	11.38%		12/18/2023	1/31/2026	2,897	2,840	2,839
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	3,992	3,957	3,992
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	11.19%		10/6/2022	10/5/2029	3,499	3,399	3,499
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.72%		6/3/2022	1/27/2026	2,075	2,050	2,075
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%		6/16/2021	6/16/2028	1,950	1,926	1,950
United Digestive MSO Parent, LLC (4)	Health Care Providers & Services	S+675	1.00%	12.25%		3/30/2023	3/30/2029	982	955	982
Urology Management Holdings, Inc. (4)	Health Care Providers & Services	S+650	1.00%	11.93%		2/7/2023	6/15/2026	920	897	913
UVP Management, LLC (4)	Health Care Providers & Services	S+625	1.00%	11.75%		9/18/2023	9/15/2025	1,285	1,257	1,253
Vapotherm, Inc. (4)	Health Care Equipment & Supplies	S+930	1.00%	14.75	% (7)	2/18/2022	2/1/2027	3,384	3,437	3,435
Vertos Medical, Inc. (4)	Health Care Equipment & Supplies	S+515	4.75%	10.50%		6/14/2023	7/1/2028	567	563	567
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.64%		11/6/2023	11/6/2030	840	820	819

Total Bank Debt/Senior Secured Loans									$62,704	$63,268

								Shares/Warrants
Common Equity/Warrants—0.1%
Assertio Holdings, Inc. Common Stock (8) *	Pharmaceuticals						7/31/2023	1,088	$4	$1
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies						12/20/2022	2,719	2	2
Vapotherm, Inc. Warrants *	Health Care Equipment & Supplies						2/18/2022	7,029	29	—
Vertos Medical, Inc. Warrants *	Health Care Equipment & Supplies						6/14/2023	13,779	4	4

Total Common Equity/Warrants									$39	$7

Total Investments (5) — 275.5%									$62,743	$63,275

Cash Equivalents — 43.2%
U.S. Treasury Bill	Government					12/29/2023	2/27/2024	$10,000	$9,919	$9,919

Total Investments & Cash Equivalents — 318.7%									$72,662	$73,194
Liabilities in Excess of Other Assets — (218.7%)										(50,225)

Net Assets — 100.0%									$ 22,969

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of December 31, 2023.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on
investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying
assets in the portfolio represented 20.8% of the total assets of the Company.

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

SLR HC BDC LLC
Consolidated Schedule of Investments (continued)
December 31, 2023
(in thousands)

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $241; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $600 and $841, respectively, based on a tax cost of $63,516. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(6)	BridgeBio Pharma, Inc. may elect to defer up to 3.00% of the coupon as PIK.
(7)	Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as PIK.
(8)	Denotes a Level 1 investment.
*	Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2023
Health Care Providers & Services	50.9%
Health Care Equipment & Supplies	16.1%
Pharmaceuticals	12.7%
Biotechnology	11.3%
Life Science Tools & Services	6.3%
Health Care Technology	1.5%
Distributors	1.2%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC
Consolidated Schedule of Investments
December 31, 2022
(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 226.8%
Apeel Technology, Inc. (4)	Biotechnology	S+625	1.00%	8.75%		6/29/2022	6/1/2027	$317	$315	$317
Arcutis Biotherapeutics, Inc. (3)(4)	Pharmaceuticals	L+745	0.10%	11.62%		12/22/2021	1/1/2027	6,288	6,322	6,367
Ardelyx, Inc. (3)(4)	Pharmaceuticals	L+795	0.10%	12.12%		2/23/2022	3/1/2027	851	854	853
BayMark Health Services, Inc. (4)	Health Care Providers & Services	L+500	1.00%	9.73%		6/29/2021	6/11/2027	4,068	4,034	4,068
BridgeBio Pharma, Inc. (3)(4)	Biotechnology	—	—	9.00	% (6)	11/17/2021	11/17/2026	3,683	3,656	3,683
Cerapedics Inc. (4)	Biotechnology	S+620	2.75%	10.52%		12/27/2022	1/1/2028	2,494	2,488	2,488
Glooko, Inc. (4)	Health Care Technology	L+790	0.10%	12.07%		9/30/2021	10/1/2026	1,452	1,456	1,455
Ivy Fertility Services, LLC (4)	Health Care Providers & Services	L+625	1.00%	10.39%		12/22/2021	2/25/2026	2,697	2,659	2,724
Meditrina, Inc. (4)	Health Care Equipment & Supplies	S+550	3.45%	9.82%		12/20/2022	12/1/2027	312	309	311
Oral Surgery Partners Holdings, LLC	Health Care Providers & Services	S+625	1.00%	10.92%		11/29/2022	5/10/2024	567	557	556
Orthopedic Care Partners Management, LLC (4)	Health Care Providers & Services	S+650	1.00%	10.91%		8/17/2022	5/16/2024	1,087	1,080	1,087
Outset Medical, Inc. (3)(4)	Health Care Equipment & Supplies	S+515	2.75%	9.33%		11/3/2022	11/1/2027	3,052	3,034	3,029
Pediatric Home Respiratory Services, LLC (4)	Health Care Providers & Services	S+625	1.00%	10.67%		8/19/2022	12/4/2024	463	457	459
Plastics Management, LLC (4)	Health Care Providers & Services	S+500	1.00%	9.89%		8/26/2021	8/18/2027	3,107	3,069	3,107
RQM+ Corp. (4)	Life Sciences Tools & Services	S+575	1.00%	10.59%		8/20/2021	8/12/2026	4,033	3,986	4,033
SCP Eye Care, LLC (4)	Health Care Providers & Services	S+575	1.00%	9.46%		10/6/2022	10/5/2029	2,905	2,813	2,810
Southern Orthodontic Partners Management, LLC (4)	Health Care Providers & Services	S+600	1.00%	10.77%		6/3/2022	1/27/2026	489	485	489
Spectrum Pharmaceuticals, Inc. (4)	Biotechnology	S+570	2.30%	9.88%		9/21/2022	9/1/2027	915	905	906
SunMed Group Holdings, LLC (4)	Health Care Equipment & Supplies	L+575	0.75%	10.48%		6/16/2021	6/16/2028	2,033	2,004	2,033
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	1.00%	12.58	% (7)	2/18/2022	2/1/2027	3,095	3,094	3,111

Total Bank Debt/Senior Secured Loans									$43,577	$43,886

Warrants —0.1%								Warrants
Meditrina, Inc.*	Health Care Equipment & Supplies						12/20/2022	2,719	$2	$2
Spectrum Pharmaceuticals, Inc.*	Biotechnology						9/21/2022	13,871	4	1
Vapotherm, Inc.*	Health Care Equipment & Supplies						2/18/2022	3,324	19	8

Total Warrants									$25	$11

Total Investments (5) — 226.9%.									$43,602	$43,897

Cash Equivalents — 154.1%
U.S. Treasury Bill	Government					12/30/2022	2/23/2023	$30,000	$29,828	$29,828

Total Investments & Cash Equivalents — 381.0%									$73,430	$73,725
Liabilities in Excess of Other Assets — (281.0%)										(54,377)

Net Assets — 100.0%										$19,348

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
December 31, 2023
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
In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of December 31, 2023, $24,000 of capital commitments were drawn and $59,850 were unfunded.
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
December 31, 2023
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
The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date.

(b)	In accordance with GAAP and the 1940 Act, the Company’s assets will generally be valued as follows:

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
December 31, 2023
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
certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2023, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.
ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level
 1
: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
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

(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2023, $23 was reclassified on our balance sheet between accumulated distributable net loss and common Unitholders’ capital. Total earnings and net asset value are not affected.

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
December 31, 2023
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
December 31, 2023
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
The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of December 31, 2023.
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
December 31, 2023
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
December 31, 2023
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
December 31, 2023
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
December 31, 2023
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
For the years ended December 31, 2023, December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021, the Company incurred $565, $419 and $224, respectively, in Management Fees, $42, $27 and $9, respectively, in Administration Fees and $0, $0 and $0, respectively in Incentive Fees.
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
December 31, 2023
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of December 31, 2023 and December 31, 2022:
Fair Value Measurements
As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$63,268	$63,268
Warrants	1	—	6	7

Total Investments	$1	$—	$63,274	$63,275

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $24,210 and $17,550, respectively.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)

The following tables provides a summary of the changes in fair value of Level 3 assets for the years ended December 31, 2023 and 2022, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2023 and 2022:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2022	$43,886	$11	$43,897
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	254	(15)	239
Purchase of investment securities*	26,306	15	26,321
Proceeds from dispositions of investment securities	(7,178)	(5)	(7,183)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, December 31, 2023	$63,268	$6	$63,274

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$259	$(18)	$241

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2021	$27,286	$—	$27,286
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	192	(14)	178
Purchase of investment securities*	28,713	25	28,738
Proceeds from dispositions of investment securities	(12,305)	—	(12,305)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, December 31, 2022	$43,886	$11	$43,897

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$243	$(14)	$229

*	Includes PIK capitalization and accretion of discount

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
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
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$63,268	Income Approach	Market Yield	10.6% – 17.6% (13.0%	)

Warrants	Asset	$6	Market Approach	Volatility	18.9% – 18.9% (18.9%	)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask
spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.
Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2022 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2022	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$43,886	Income Approach	Market Yield	9.8% – 18.2% (12.5%	)

Warrants	Asset	$11	Market Approach	Volatility	26.0% – 26.0% (26.0%	)

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)
Note 5. Debt
SPV Facility
—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $24,210 of borrowings outstanding under the SPV Facility.
Subscription Facility
—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus
2.75-3.00%
and the current stated maturity date is March 15, 2024. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, the Subscription Facility entered into a second amendment, which replaced the benchmark rate of LIBOR with SOFR. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2023, there were $17,550 of borrowings outstanding under the Subscription Facility.
The average annualized interest cost for borrowings for the years ended December 31, 2023 and 2022 was 8.11% and 4.88%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the years ended December 31, 2023 and 2022 was $44,010 and $32,775, respectively.

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)
Note 6. Commitments and Contingencies
The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2023 and December 31, 2022 is $11,545 and $15,513, respectively, comprised of the following:

	December 31, 2023	December 31, 2022
AAH Topco, LLC	$2,262	$—
OIS Management Services, LLC	1,710	—
Southern Orthodontic Partners Management, LLC	1,347	670
Ardelyx, Inc.	1,345	696
CVAUSA Management, LLC	1,059	—
Retina Midco, Inc.	966	—
Orthopedic Care Partners Management, LLC	901	566
United Digestive MSO Parent, LLC	391	—
SCP Eye Care, LLC	343	968
Vertos Medical, Inc.	283	—
Medrina, LLC	239	—
UVP Management, LLC	218	—
Urology Management Holdings, Inc.	151	—
SunMed Group Holdings, LLC	132	69
Exactcare Parent, Inc.	102	—
WCI-BXC Purchaser, LLC	96	—
Outset Medical, Inc.	—	3,052
Apeel Technology, Inc.	—	2,852
Glooko, Inc.	—	1,633
Arcutis Biotherapeutics, Inc.	—	786
Oral Surgery Partners Holdings, LLC	—	843
Plastics Management, LLC	—	794
Spectrum Pharmaceuticals, Inc.	—	763
Cerapedics, Inc.	—	623
Pediatric Home Respiratory Services, LLC	—	630
Meditrina, Inc.	—	312
Ivy Fertility Services, LLC	—	128
BayMark Health Services, Inc.	—	128

Total Commitments	$11,545	$15,513

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.
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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)
Note 7. Unitholders’ Capital
Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Units at beginning of period	888,565	682,427
Units issued	181,077	206,138

Units issued and outstanding at end of period	1,069,642	888,565

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2023, December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021:

	Year ended December 31, 2023	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Per Unit Data: (a)
Net asset value per unit, beginning of period	$21.77	$21.41	$—

Net investment income (loss)	1.33	1.07	(2.97)
Net realized and unrealized gain	0.28 **	0.26	0.40

Net increase (decrease) in Unitholders’ capital resulting from operations	1.61	1.33	(2.57)
Issuance of initial units	—	—	24.62 **
Offering costs	—	—	(0.64)
Distributions to Unitholders:
From distributable earnings	(1.85)	(0.97)	—
From return of capital	(0.06)	—	—

Net asset value per unit, end of period	$21.47	$21.77	$21.41

Total Return(b)(c)	7.40%	6.21%	(26.93)%
Unitholders’ capital, end of period	$22,969	$19,348	$14,612
Units outstanding, end of period	1,069,642	888,565	682,427
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	6.08%	4.91%	(16.59)%

Operating expenses	5.99%	6.61%	29.12%
Interest and other credit facility expenses	18.08%	12.33%	8.02%

Total expenses	24.07%	18.94%	37.14%

Average debt outstanding	$31,744	$20,453	$7,352
Portfolio turnover ratio	13.9%	36.5%	59.7%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the years ended December 31, 2023, December 31, 2022 and the period March 8, 2021 (date of first sale of units) through December 31, 2021 were 1,029,458, 720,266 and 276,929, respectively.

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

SLR HC BDC LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2023
(in thousands, except unit amounts)
Note 9(a). Income Tax Information and Distributions to Unitholders
The tax character of distributions for the years ended December 31, 2023, December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021 were as follows(1):

	2023		2022		2021
Ordinary income	$1,817	92.6%	$603	86.5%	$—	0.0%
Capital gains	53	2.7%	94	13.5%	—	0.0%
Return of capital	92	4.7%	—	0.0%	—	0.0%

Total distributions	$1,962	100.0%	$697	100.0%	$—	0.0%

As of December 31, 2023, 2022 and 2021 the total accumulated earnings (loss) on a tax basis were as follows(1):

	2023	2022	2021
Undistributed ordinary income	$—	$155	$—
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	155	—
Post-October capital losses	—	—	—
Capital loss carryforward	—	—	—
Other book/tax temporary differences	(183)	(197)	(213)
Net unrealized depreciation	(241)	(71)	(136)

Total tax accumulated loss	$(424)	$(113)	$(349)

(1)
Tax information for the fiscal years ended December 31, 2023 and December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

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
Note 9(b). Other Tax Information (unaudited)
For the fiscal years ended December 31, 2023 and December 31, 2022, none of the ordinary distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2023 and December 31, 2022, 98.16% and 99.58%, respectively, of each of the ordinary distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2023 and December 31, 2022, 0.90% and 0%, respectively, of the distributions represent short-term capital gains dividends. There were no distributions during the period January 5, 2021 (commencement of operations) to December 31, 2021.
Note 10. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.
On January 23, 2024, the Company, through the SPV, reduced the size of its $75,000 SPV Facility to $35,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), our management, including our
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2023.
(c) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Rule
10b5-1
Trading Plans
During the fiscal year ended December 31, 2023, none of our directors or officers (as defined in Rule
16a-1(f)
under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the 1934 Act or any
“
no
n-Rule
10b5-1
trading arrangement” as defined in Item 408(c) of Regulation
S-K.
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

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	62	Co-Chief Executive Officer, President and Director	2020
Bruce Spohler	63	Co-Chief Executive Officer, Chief Operating Officer and Director	2020
Independent Directors
Steve Hochberg	62	Director	2020
David S. Wachter	60	Director	2020
Leonard A. Potter	62	Director	2020
The address for each of our directors is c/o SLR HC BDC LLC, 500 Park Avenue, New York, NY 10022.
Executive Officers Who Are Not Directors

Name	Age	Position
Shiraz Y. Kajee	44	Chief Financial Officer and Treasurer
Guy Talarico	68	Chief Compliance Officer and Secretary
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
Independent Directors
Steven Hochberg
 has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Hochberg previously served as the director of SLR Senior Investment Corp. from January 2011 until April 2022. Mr. Hochberg is the co-founder
and
co-general
partner of Triatomic Capital G.P. LLC, a technology focused venture capital firm, since 2022. Mr. Hochberg has been an operating partner of Deerfield Management, a healthcare investing firm, since 2022 and served as a partner of Deerfield Management from 2013 to 2021. Mr. Hochberg is the co-founder and
manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the chairman of the board of directors Continuum Health Partners, one of the largest non-profit hospital
systems in New York City, until its merger with Mount Sinai in 2013, where he is a vice chairman of Mount Sinai Health System, a non-profit healthcare
integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, and as a director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.
Leonard A. Potter
 has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since September 2009, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Potter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Potter is currently the president and chief investment officer of Wildcat Capital Management, LLC since 2011. Mr. Potter has served as senior managing director of Vida Ventures I and II, each a biotech venture fund, since 2017. From 2002 to 2009, Mr. Potter was a managing director — Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of
the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and a director (currently lead independent director) of SuRo Capital Corp. since 2011, and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the Board.
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

Executive Officers Who Are Not Directors
Shiraz Y. Kajee
 has been the Chief Financial Officer and Treasurer of the Company since April 2023. He has been the chief financial officer and treasurer of SLR Investment Corp. since April 2023, the chief financial officer and treasurer of SCP Private Credit Income BDC LLC since April 2023 and the chief financial officer and treasurer of SLR Private Credit BDC II LLC since April 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., which included serving as Chief Financial Officer and Treasurer of the following business development companies: New Mountain Finance Corporation since 2015, NMF SLF I, Inc. since 2019, New Mountain Guardian III BDC, L.L.C. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Kajee received both his Master of Science in Accounting and a Bachelor of Business Administration in Finance from Baruch College—City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.
Guy Talarico
 has been the Chief Compliance Officer of the Company since September 2020 and Secretary since November 2023. He has been the chief compliance officer of SLR Investment Corp. since July 2008 and Secretary since November 2023, the chief compliance officer of SCP Private Credit Income BDC LLC since June 2018 and Secretary since November 2023 and the chief compliance officer of SLR Private Credit BDC II LLC since April 2022 and Secretary since November 2023. Mr. Talarico currently serves as General Counsel and Chief Compliance Officer for SLR Capital Partners, LLC since May 2023. In addition, Mr. Talarico previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico previously served as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.
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
Nomination of Directors
There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board of Directors implemented since the filing of our annual report on Form
10-K
for the fiscal year ended December 31, 2022. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation
Compensation of Executive Officers
None of our affiliated officers receives direct compensation from the Company. Mr. Gross, our
Co-Chief
Executive Officer and President, and Mr. Spohler, our
Co-Chief
Executive Officer and Chief Operating Officer, through their ownership interest in the Adviser, are entitled to a portion of any profits earned by the Company, which includes any fees payable by us to the Company under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.
Mr. Kajee, our Chief Financial Officer and Treasurer and Mr. Talarico, our Chief Compliance Officer and Secretary are paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company.
Compensation of Directors
The following table sets forth the compensation of the Company’s directors for the year ended December 31, 2023.

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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2023 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation
S-K.
Compensation Committee Report
Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form
10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of February 23, 2024, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Units Owned Beneficially (1)	Percentage of Class(2)
Interested Directors
Michael S. Gross	—	—
Bruce Spohler	—	—
Independent Directors
Steven Hochberg	—	—
Leonard A. Potter	—	—
David S. Wachter	—	—
Executive Officers
Shiraz Y. Kajee	—	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	—	—

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the 1934 Act.
(2)	Based on a total of 1,069,642 Company’s Units issued and outstanding on February 23, 2024.
Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 23, 2024. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

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
We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. The Board held a meeting on October 25, 2023 to approve the Investment Management Agreement. In reliance on certain exemptive relief provided by the SEC, the Board ratified the approval of the Investment Management Agreement at its next in-person
meeting held on November 6, 2023. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.

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
Table below in thousands

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$135.0	$125.2
Audit-Related Fees	—	—
Tax Fees	17.3	16.5
All Other Fees	—	—
Total Fees:	$152.3	$141.7
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
Normally, pre-approval is
provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may
delegate pre-approval authority
to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions
to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services
performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2023, the Audit Committee pre-approved
100% of the services described in this policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Report

Index	Page No.
Report of Independent Registered Public Accounting Firm	82
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	83
Consolidated Statements of Operations for the years ended December 31, 2023, December 31, 2022 and the period ended December 31, 2021	84
Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2023, December 31, 2022 and the period ended December 31, 2021	85
Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and the period ended December 31, 2021	86
Consolidated Schedules of Investments as of December 31, 2023 and 2022	87
Notes to Consolidated Financial Statements	93
(b) Exhibits
The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

4.2	Description of Securities(4)

10.1	Form of Investment Management Agreement with Solar Capital Partners, LLC(1)

10.2	Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A(1)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner(3)

10.5	Form of Loan and Security Agreement by and among SLR HC BDC SPV LLC, as borrower; SLR HC BDC LLC as parent and servicer; the Lenders party hereto; the collateral agent, collateral administrator and securities intermediary party hereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of February 18, 2022(5)

14.1	Code of Business Conduct(4)

19.1	Joint Code of Ethics and Insider Trading Policy(6)

21.1	Subsidiaries of SLR HC BDC LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 000-56247) filed on May 5, 2021.
(4)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on March 1, 2022.
(5)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 000-56247) filed on May 3, 2022.
(6)	Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 28, 2023.
Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR HC BDC LLC

/ S / M ICHAEL S. G ROSS	/s/ B RUCE J. S POHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 27, 2024	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 27, 2024	/s/ M ICHAEL S. G ROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 27, 2024	/s/ B RUCE J. S POHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 27, 2024	/s/ S TEVEN H OCHBERG Steven Hochberg	Director

February 27, 2024	/s/ D AVID S. W ACHTER David S. Wachter	Director

February 27, 2024	/s/ L EONARD A. P OTTER Leonard A. Potter	Director

February 27, 2024	/s/ S HIRAZ Y. K AJEE Shiraz Y. Kajee	Chief Financial Officer (Principal Financial Officer)