Form 10-Q
period 2024-03-31
SLR HC BDC LLC
filed 2024-05-08
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of March 31, 2024, there was no established public market for the registrant’s units. The issuer had 1,069,642 units outstanding as of May 6, 2024.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		40

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $62,571 and $62,743, respectively)	$63,236	$63,275
Cash	2,589	1,871
Cash equivalents (cost: $4,964 and $9,919, respectively)	4,964	9,919
Interest receivable	566	503
Prepaid expenses	64	14
Receivable for investments sold	2	—
Total assets	$71,421	$75,582
Liabilities
Revolving credit facility due February 2027 (the “SPV Facility”) ($25,610 and $24,210 face amounts, respectively, reported net of unamortized debt issuance costs of $647 and $709, respectively. See note 5)	$24,963	$23,501
Revolving credit facility due March 2025 (the “Subscription Facility”) ($17,300 and $17,550 face amounts, respectively, reported net of unamortized debt issuance costs of $128 and $28, respectively. See note 5)	17,172	17,522
Payable for cash equivalents purchased	4,964	9,919
Management fee payable (see note 3)	—	524
Administration fee payable (see note 3)	12	12
Interest payable (see note 5)	764	904
Other liabilities and accrued expenses	247	231
Total liabilities	$48,122	$52,613
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,069,642 and 1,069,642 units, respectively, issued and outstanding)	23,393	23,393
Accumulated distributable net loss	(94)	(424)
Total unitholders’ capital	$23,299	$22,969
Total liabilities and unitholders’ capital	$71,421	$75,582
Net asset value per unit	$21.78	$21.47

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended
	March 31, 2024	March 31, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,167	$1,449
Other income from non-controlled/non-affiliated investments	—	9
Total investment income	2,167	1,458
Expenses:
Management fees (see note 3)	$154	$129
Administration fees (see note 3)	12	9
Interest and other credit facility expenses (see note 5)	1,074	836
Other general and administrative expenses	187	188
Total expenses	1,427	1,162
Net investment income	$740	$296
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(3)	$(10)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	133	98
Net realized and unrealized gain on non-controlled/ non-affiliated investments and cash equivalents	130	88
Net Increase in Unitholders’ Capital Resulting From Operations	$870	$384
Net Income Per Unit	$0.81	$0.42

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended
	March 31, 2024	March 31, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$740	$296
Net realized loss	(3)	(10)
Net change in unrealized gain	133	98
Net increase in unitholders’ capital resulting from operations	870	384
Distributions to unitholders:
From distributable earnings	(540)	—
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	4,000
Net increase in unitholders’ capital resulting from capital activity	—	4,000
Total increase in unitholders’ capital	330	4,384
Unitholders’ capital, beginning of period	22,969	19,348
Unitholders’ capital, end of period	$23,299	$23,732
Capital unit activity (see note 7):
Units issued	—	181,077
Net increase from capital unit activity	—	181,077

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$870	$384
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	3	10
Net change in unrealized gain on investments	(133)	(104)
Deferred financing costs	99	92
Net accretion of discount on investments	(117)	(89)
(Increase) decrease in operating assets:
Purchase of investments	(4,419)	(9,583)
Proceeds from disposition of investments	4,812	2,732
Capitalization of payment-in-kind income	(107)	(93)
Interest receivable	(63)	(47)
Prepaid expenses	(50)	(63)
Receivable for investments sold	(2)	—
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(4,955)	(10,050)
Management fee payable	(524)	(238)
Administration fee payable	—	1
Interest payable	(140)	60
Other liabilities and accrued expenses	16	(18)
Net Cash Used in Operating Activities	(4,710)	(17,006)
Cash Flows from Financing Activities:
Contributions from unitholders	—	4,000
Cash distributions paid	(540)	—
Proceeds from borrowings	6,513	9,512
Repayments of borrowings	(5,500)	(8,750)
Net Cash Provided by Financing Activities	473	4,762
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,237)	(12,244)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,790	33,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,553	$21,570
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,214	$776

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 271.4%
AAH Topco., LLC(4)	Diversified Consumer Services	S+600	0.75%	11.42%		1/30/2024	12/22/2027	$396	$388	$396
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+745	0.10%	12.87%		12/22/2021	1/1/2027	6,288	6,447	6,613
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+425	4.70%	9.59%	(7)	2/23/2022	3/1/2027	2,893	2,905	2,956
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	10.57%		6/29/2021	6/11/2027	4,016	3,992	4,016
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	11.52%		12/27/2022	1/1/2028	3,348	3,363	3,356
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.74%		5/22/2023	5/22/2029	1,687	1,640	1,687
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.77%		11/3/2023	11/5/2029	934	909	934
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.78%		1/4/2023	1/3/2029	2,637	2,570	2,637
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.29%		3/1/2023	3/1/2029	1,757	1,711	1,757
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	10.82%		12/20/2022	12/1/2027	312	314	316
Medrina, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.74%		10/20/2023	10/20/2029	695	679	688
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.15%		12/29/2023	11/16/2028	873	866	855
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.56%		2/10/2023	7/8/2026	2,521	2,463	2,521
Orthopedic Care Partners Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	12.06%		8/17/2022	5/16/2024	2,281	2,276	2,281
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	10.47%		11/3/2022	11/1/2027	3,909	3,929	3,879
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.41%		8/26/2021	8/18/2027	3,852	3,817	3,852
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.33%		12/18/2023	1/31/2026	2,890	2,839	2,832
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.31%		8/20/2021	8/12/2026	3,982	3,950	3,962
SCP Eye Care, LLC(4)	Health Care Providers & Services	S+575	1.00%	11.17%		10/6/2022	10/5/2029	3,491	3,394	3,491
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+600	1.00%	11.44%		6/3/2022	1/27/2026	2,445	2,415	2,445
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	10.47%		1/30/2024	2/1/2029	501	498	497
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.91%		6/16/2021	6/16/2028	1,945	1,923	1,945
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.07%		3/30/2023	3/30/2029	1,016	989	1,016
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+625	1.00%	11.66%		2/7/2023	6/15/2026	917	897	917
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.71%		9/18/2023	9/15/2025	1,416	1,389	1,402
Vapotherm, Inc.(4)	Health Care Equipment & Supplies	S+930	1.00%	14.72%	(8)	2/18/2022	2/1/2027	3,524	3,591	3,576
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.47%		6/14/2023	7/1/2028	567	564	568
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	11.54%		11/6/2023	11/6/2030	838	818	838
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+600	1.00%	11.56%		1/19/2024	10/29/2026	1,010	995	994
Total Bank Debt/Senior Secured Loans									$62,531	$63,227

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2024

(in thousands, except share/unit amounts)

Common Equity/ Warrants—0.0%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals	7/31/2023		1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies	12/20/2022		2,719	2	2
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022		9,479	30	2
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023		13,779	4	4
Total Common Equity/Warrants					$40	$9
Total Investments(5) — 271.4%					$62,571	$63,236
Cash Equivalents — 21.3%
U.S. Treasury Bill	Government	3/28/2024	5/21/2024	$5,000	$4,964	$4,964
Total Investments & Cash Equivalents — 292.7%					$67,535	$68,200
Liabilities in Excess of Other Assets — (192.7%)						(44,901)
Net Assets — 100.0%						$23,299

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of March 31, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2024, on a fair value basis, non-qualifying assets in the portfolio represented 13.4% of the total assets of the Company.
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

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2024

(in thousands, except share/unit amounts)

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $109; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $786 and $895, respectively, based on a tax cost of $63,345. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Denotes a Level 1 investment.
(7)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
(8)
Vapotherm, Inc. may elect to defer up to 9.00% of the coupon as payment-in-kind ("PIK").

*Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2024
Health Care Providers & Services	52.7%
Health Care Equipment & Supplies	16.3%
Pharmaceuticals	15.1%
Life Science Tools & Services	6.3%
Biotechnology	5.3%
Diversified Consumer Services	2.2%
Distributors	1.3%
Health Care Technology	0.8%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 275.4%
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	$6,288	$6,422	$6,414
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	1,548	1,559	1,596
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	10.61%		6/29/2021	6/11/2027	4,026	4,000	4,026
BridgeBio Pharma, Inc.(3)(4)	Biotechnology	—	—	9.00%	(6)	11/17/2021	11/17/2026	3,767	3,765	3,777
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	3,348	3,357	3,348
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.74%		5/22/2023	5/22/2029	1,691	1,643	1,691
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.89%		11/3/2023	11/5/2029	934	909	908
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.97%		1/4/2023	1/3/2029	2,643	2,574	2,643
Glooko, Inc.(4)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	907	919	948
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	1,761	1,714	1,761
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	312	313	315
Medrina, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.67%		10/20/2023	10/20/2029	697	680	680
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.20%		12/29/2023	11/16/2028	875	868	858
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2026	2,527	2,469	2,527
Orthopedic Care Partners Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	1,673	1,669	1,673
Outset Medical, Inc.(3)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	3,909	3,918	3,918
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.45%		8/26/2021	8/18/2027	3,861	3,824	3,861
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.38%		12/18/2023	1/31/2026	2,897	2,840	2,839
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	3,992	3,957	3,992
SCP Eye Care, LLC(4)	Health Care Providers & Services	S+575	1.00%	11.19%		10/6/2022	10/5/2029	3,499	3,399	3,499
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.72%		6/3/2022	1/27/2026	2,075	2,050	2,075
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%		6/16/2021	6/16/2028	1,950	1,926	1,950
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.25%		3/30/2023	3/30/2029	982	955	982
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.93%		2/7/2023	6/15/2026	920	897	913
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.75%		9/18/2023	9/15/2025	1,285	1,257	1,253
Vapotherm, Inc.(4)	Health Care Equipment & Supplies	S+930	1.00%	14.75%	(7)	2/18/2022	2/1/2027	3,384	3,437	3,435
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.50%		6/14/2023	7/1/2028	567	563	567
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.64%		11/6/2023	11/6/2030	840	820	819
Total Bank Debt/Senior Secured Loans									$62,704	$63,268

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands, except share/unit amounts)

				Shares/ Warrants
Common Equity/ Warrants—0.1%
Assertio Holdings, Inc. Common Stock(8)*	Pharmaceuticals	7/31/2023		1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies	12/20/2022		2,719	2	2
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022		7,029	29	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023		13,779	4	4
Total Common Equity/Warrants					$39	$7
Total Investments(5) — 275.5%					$62,743	$63,275
Cash Equivalents — 43.2%
U.S. Treasury Bill	Government	12/29/2023	2/27/2024	$10,000	$9,919	$9,919
Total Investments & Cash Equivalents — 318.7%					$72,662	$73,194
Liabilities in Excess of Other Assets — (218.7%)						(50,225)
Net Assets — 100.0%						$22,969

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate or the prime index rate , and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2023.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying assets in the portfolio represented 20.8% of the total assets of the Company.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR HC BDC SPV LLC. Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands, except share/unit amounts)

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $241; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $600 and $841, respectively, based on a tax cost of $63,516. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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

March 31, 2024

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its units were canceled. As of March 31, 2024, $24,000 of capital commitments were drawn and $59,850 were unfunded.

The Company pursues a corporate lending strategy focused on direct sourcing, underwriting and managing a diverse portfolio of private loans to U.S. healthcare companies. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”. The Company’s principal focus is to invest in two differentiated strategies: first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper-middle-market healthcare companies with EBITDA (defined below) between approximately $25,000 and $100,000. These aggregate loan tranches are expected to range in size from $100,000 to $300,000. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These aggregate loan tranches are expected to range in size from $25,000 to $150,000. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments.

The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). The Company was permitted to hold closings at any time during the offering period, which ended on December 31, 2022. The term of the Company is expected to be seven years from the Company’s final closing with the Access Fund, which was held on February 11, 2021, unless the Company is terminated earlier or causes the units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange (an “Exchange Listing”) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one-year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

At any time prior to the end of the term, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange. In connection with any such Exchange Listing, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the Company to complete (i) an initial public offering, (ii) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act, (iii) the sale, exchange or disposition of all or a portion of the assets of the Company, or (iv) a conversion of the Company into a

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

corporation incorporated in a state determined by the board of directors, either through a conversion in accordance with applicable law, a merger with or into an existing corporation or otherwise in which all units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

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

March 31, 2024

(in thousands, except unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2024

(in thousands, except unit amounts)

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

March 31, 2024

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of March 31, 2024.

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

March 31, 2024

(in thousands, except unit amounts)

Pre-Exchange Listing Incentive Fee. Prior to an Exchange Listing, and subject to availability, the Company will cause distributable cash to be distributed to Unitholders and to be paid to the Adviser as an incentive fee (the “Pre-Exchange Listing Incentive Fee”). Amounts of Investment Proceeds apportioned to Unitholders are divided between and distributed to Unitholders, on the one hand, and the Adviser, on the other hand, in the following amounts and order of priority:

(i) Disposition Proceeds apportioned to Unitholders shall be divided between and distributed to Unitholders, on the one hand, and paid to the Adviser as a Pre-Exchange Listing Incentive Fee, on the other hand, in the following amounts and order of priority:

(A) First, Return of Capital Contributions: 100% to such Unitholder until such Unitholder has received cumulative distributions of Investment Proceeds pursuant to this clause (A) equal to such Unitholder’s total capital contributions to the Company (including amounts contributed to pay Pre-Exchange Listing Management Fees, Pre-Exchange Listing Administration Fees (defined below), Organizational Expenses (defined below) and other Company expenses);

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

March 31, 2024

(in thousands, except unit amounts)

In no event will the Adviser receive amounts of Pre-Exchange Listing Incentive Fees under clause (ii)(B) and (ii)(C) above in excess of the percentage of the Current Proceeds actually distributed to Unitholders pursuant to clause (ii)(A), (ii)(B) and (ii)(C) above.

Post-Exchange Listing Incentive Fee. Following an Exchange Listing, the Company will pay an incentive fee to the Adviser consisting of two parts, as follows (the “Post-Exchange Listing Incentive Fee” and, together with the Pre-Exchange Listing Incentive Fee, the “Incentive Fee”):

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

Administration Fees and Expenses

Pre-Exchange Listing Administration Fees. The Company will pay SLR, in its capacity as the Administrative Coordinator, a fee (the “Pre-Exchange Listing Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all Portfolio Investments, including (i) any amounts reinvested in Portfolio Investments and (ii) the cost of Portfolio Investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.

The Pre-Exchange Listing Administration Fee will be appropriately adjusted for any stub period.

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee. No administration fees have been waived as of March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, the Company incurred $154 and $129, respectively, in Management Fees, $12 and $9, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

In addition, prior to an Exchange Listing, the aggregate amount of the annual operating expenses relating to Unitholders investing directly in the Company will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400,000 in commitments, an amount equal to the sum of (x) the product of the commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in commitments, $2,250 (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

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

March 31, 2024

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023:

Fair Value Measurements

As of March 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$63,227	$63,227
Common Equity/Warrants	1	—	8	9
Total Investments	$1	$—	$63,235	$63,236

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2024, the fair value of the SPV Facility and the Subscription

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

Facility would be $25,610 and $17,300, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$63,268	$63,268
Common Equity/Warrants	1	—	6	7
Total Investments	$1	$—	$63,274	$63,275

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2023, the fair value of the SPV Facility and the Subscription Facility would be $24,210 and $17,550, respectively.

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2024:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2023	$63,268	$6	$63,274
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain	132	1	133
Purchase of investment securities*	4,641	1	4,642
Proceeds from dispositions of investment securities	(4,814)	—	(4,814)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, March 31, 2024	$63,227	$8	$63,235
Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain	$172	$1	$173

* Includes PIK capitalization and accretion of discount

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2023:

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

* Includes PIK capitalization and accretion of discount

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$63,227	Income Approach	Market Yield	10.6% – 17.4% (13.0%)
Warrants	Asset	$8	Market Approach	Volatility	16.5% -16.5% (16.5%)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$63,268	Income Approach	Market Yield	10.6% – 17.6% (13.0%)
Warrants	Asset	$6	Market Approach	Volatility	18.9% - 18.9% (18.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments.

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the SPV Facility commitments were reduced to $35,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement, and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $25,610 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, a second amendment to the Subscription Facility was entered into, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, the third amendment extended the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $17,300 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2024 and the year ended December 31, 2023 was 8.47% and 8.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2024 and the year ended December 31, 2023 was $43,410 and $44,010, respectively.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2024 and December 31, 2023 was $10,346 and $11,545, respectively, comprised of the following:

	March 31, 2024	December 31, 2023
AAH Topco, LLC	$1,867	$2,262
OIS Management Services, LLC	1,710	1,710
CVAUSA Management, LLC	1,059	1,059
Western Veterinary Partners LLC	1,012	—
Southern Orthodontic Partners Management, LLC	972	1,347
Retina Midco, Inc.	966	966
SPR Therapeutics, Inc.	626	—
United Digestive MSO Parent, LLC	354	391
SCP Eye Care, LLC	343	343
Orthopedic Care Partners Management, LLC	289	901
Vertos Medical, Inc.	283	283
Medrina, LLC	239	239
Urology Management Holdings, Inc.	151	151
SunMed Group Holdings, LLC	132	132
Exactcare Parent, Inc.	102	102
WCI-BXC Purchaser, LLC	96	96
UVP Management, LLC	83	218
Vapotherm, Inc.	62	—
Ardelyx, Inc.	—	1,345
Total Commitments	$10,346	$11,545

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of March 31, 2024, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2024

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Units at beginning of period	1,069,642	888,565
Units issued	—	181,077
Units issued and outstanding at end of period	1,069,642	1,069,642

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$21.47	$21.77
Net investment income	0.69	0.33
Net realized and unrealized gain	0.12	0.09
Net increase in Unitholders’ capital resulting from operations	0.81	0.42
Distributions to Unitholders:
From distributable earnings	(0.50)	—
Net asset value per Unit, end of period	$21.78	$22.19
Total Return (b)(c)	3.77%	1.92%
Unitholders’ capital, end of period	$23,299	$23,732
Units outstanding, end of period	1,069,642	1,069,642
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	3.22%	1.50%
Operating expenses	1.53%	1.65%
Interest and other credit facility expenses	4.68%	4.23%
Total expenses	6.21%	5.88%
Average debt outstanding	$41,687	$29,309
Portfolio turnover ratio	7.1%	6.0%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2024 and the three months ended March 31, 2023 were 1,069,642 and 906,673, respectively.
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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2024, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2023, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 8, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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
•
changes in the general economy, a slowing economy, rising inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•
the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The Company’s principal focus is to invest in two differentiated strategies, first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper-middle-market healthcare companies with EBITDA between approximately $25 million and $100 million. These aggregate loan tranches are expected to range in size from $100 million to $300 million. Healthcare cash flow loans are generally expected to have a five to six year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These aggregate loan tranches are expected to range in size from $25 million to $150 million. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four to five year final maturity. These loans are often repaid within two to three years. The

Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company expects to co-invest with other vehicles managed by SLR (the “SLR Funds”). The Company and the SLR Funds are under common control with SLR. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SLR will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and the Company may from time to time take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

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

The Company’s principal focus is to invest in first lien secured loans typically to upper-middle-market private equity-owned companies in the healthcare sector, with EBITDA between approximately $25 million and $100 million, generating significant free cash flow, and operating in the non-cyclical healthcare sub-sectors in which we have direct experience. These loan tranches are generally $100 million to $300 million. In addition, the Company intends to invest a portion of its assets in loans to late stage drug and medical device development companies. The Company will seek to leverage the significant capital base of the SLR platform to co-invest alongside other SLR managed investment vehicles enabling the Company to participate in larger, more attractive upper-middle-market financings and have more control over structuring through greater ownership of a financing tranche.

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
(ii)
all fees, costs, expenses and liabilities related to any audits or agreed upon procedures, tax forms and return preparations and filings, custodian fees and expenses, fund accounting, administrator services, financial statement preparation and reporting, web services for the benefit of the holders of Units (“Unitholders”), delivery costs and expenses in connection with reporting obligations and communications and compliance services;
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

In addition, prior to an Exchange Listing, the aggregate amount of the annual operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in capital commitments (“Commitments”), an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, we invested $4.4 million across 9 portfolio companies. This compares to investing $9.6 million in 11 portfolio companies for the three months ended March 31, 2023. Investments sold or prepaid during the three months ended March 31, 2024 totaled $4.9 million versus $2.8 million for the three months ended March 31, 2023.

At March 31, 2024, our portfolio consisted of 30 portfolio companies and was invested more than 99.9% directly in senior secured loans and less than 0.1% in common equity/warrants, in each case, measured at fair value versus 24 portfolio companies invested more than 99.9% directly in senior secured loans and less than 0.1% in warrants at March 31, 2023.

At March 31, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value. At March 31, 2023, 92.7% of our income producing investment portfolio was floating rate and 7.3% was fixed rate, measured at fair value.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. Actual results could materially differ from those estimates, which the Company evaluates on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future consolidated financial statements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2024, the Company had $42.9 million of senior securities, for an asset coverage ratio of 154.3%.

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

Results of Operations

Results are shown for the three months ended March 31, 2024 and March 31, 2023:

Investment Income

For the three months ended March 31, 2024 and March 31, 2023, gross investment income totaled $2.2 million and $1.5 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the Company's income-producing portfolio coupled with the impact of higher interest rates.

Expenses

Expenses totaled $1.4 million and $1.2 million, respectively, for the three months ended March 31, 2024 and March 31, 2023, of which $0.1 million and $0.1 million, respectively, were management fees and administration fees and $1.1 million and $0.8 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2024 and March 31, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio along with higher interest rates on those borrowings.

Net Investment Income

The Company’s net investment income totaled $0.7 million and $0.3 million, or $0.69 and $0.33 per average Unit, respectively, for the three months ended March 31, 2024 and March 31, 2023.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $4.9 million and $2.8 million, respectively, for the three months ended March 31, 2024 and March 31, 2023. Net realized loss over the same periods totaled $3 thousand and $10 thousand, respectively.

Net Change in Unrealized Gain

For the three months ended March 31, 2024 and March 31, 2023, net change in unrealized gain on the Company’s assets totaled $0.1 million and $0.1 million, respectively. Net unrealized gain for the three months ended March 31, 2024 was primarily due to appreciation on our investments in Arcutis Therapeutics, Inc., Exactcare Parent, Inc. and WCI-BXC Purchaser, LLC, among others, partially offset by unrealized depreciation on our investments in Outset Medical, Inc. and RQM+ Corp., among others. Net unrealized gain for the three months ended March 31, 2023 was primarily due to appreciation on our investments in SCP Eye Care, LLC, Spectrum Pharmaceuticals, Inc. and Oral Surgery Partners Holdings, LLC, among others, partially offset by the reversal upon exit of previously unrealized appreciation on our investment in Ivy Fertility Services.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three months ended March 31, 2024 and March 31, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $0.9 million and $0.4 million, respectively. For the same periods, income per average Unit was $0.81 and $0.42, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to March 31, 2024, on a net basis, the Company sold and issued 1,069,642 Units at an average price of $22.44 per Unit, for net proceeds of $24.0 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $59.9 million at March 31, 2024.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into a $50 million revolving credit facility with JPMorgan Chase Bank, N.A. acting as administrative agent (the “SPV Facility”). On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. On January 23, 2024, the SPV Facility commitments were reduced to $35 million. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement, and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $25.6 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established a $25 million revolving credit facility with ING Capital LLC (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, a second amendment to the Subscription Facility was entered into, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, the third amendment extended the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2024, there were $17.3 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded for purposes of computing the asset base upon which the management fee is determined. We held approximately $5 million par amount in cash equivalents as of March 31, 2024.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and following an Exchange

Listing. Prior to an Exchange Listing, we pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of March 31, 2024:

Payments due by Period as of March 31, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$42.9	$17.3	$25.6	$—	$—

(1)
At March 31, 2024, we had a total of $17.1 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
(in millions)
AAH Topco, LLC	$1.9	$2.3
OIS Management Services, LLC	1.7	1.7
CVAUSA Management, LLC	1.1	1.1
Western Veterinary Partners LLC	1.0	—
Southern Orthodontic Partners Management, LLC	1.0	1.3
Retina Midco, Inc.	1.0	1.0
SPR Therapeutics, Inc.	0.6	—
United Digestive MSO Parent, LLC	0.3	0.4
SCP Eye Care, LLC	0.3	0.3
Orthopedic Care Partners Management, LLC	0.3	0.9
Vertos Medical, Inc.	0.3	0.3
Medrina, LLC	0.2	0.2
Urology Management Holdings, Inc.	0.1	0.2
SunMed Group Holdings, LLC	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
UVP Management, LLC	0.1	0.2
Vapotherm, Inc.	0.1	—
Ardelyx, Inc.	—	1.3
Total Commitments	$10.3	$11.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to Unitholders, income from origination, structuring and closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly distributed to Unitholders.

Related Parties

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser.

Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Adviser, and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases, and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers and directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately sixteen cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seventeen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.16)	$0.17

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiaries. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2024.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)