Form 10-Q
period 2024-06-30
SLR HC BDC LLC
filed 2024-08-07
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01382

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

As of June 30, 2024, there was no established public market for the registrant’s units. The issuer had 1,185,276 units outstanding as of August 5, 2024.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) and the six months ended June 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $66,806 and $62,743, respectively)	$67,268	$63,275
Cash	2,575	1,871
Cash equivalents (cost: $0 and $9,919, respectively)	—	9,919
Interest receivable	519	503
Prepaid expenses	9	14
Receivable for investments sold	7	—
Total assets	$70,378	$75,582
Liabilities
Revolving credit facility due February 2027 (the “SPV Facility”) ($26,030 and $24,210 face amounts, respectively, reported net of unamortized debt issuance costs of $591 and $709, respectively. See note 5)	$25,439	$23,501
Revolving credit facility due March 2025 (the “Subscription Facility”) ($18,300 and $17,550 face amounts, respectively, reported net of unamortized debt issuance costs of $94 and $28, respectively. See note 5)	18,206	17,522
Payable for cash equivalents purchased	—	9,919
Management fee payable (see note 3)	116	524
Administration fee payable (see note 3)	13	12
Interest payable (see note 5)	704	904
Other liabilities and accrued expenses	222	231
Total liabilities	$44,700	$52,613
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,185,276 and 1,069,642 units, respectively, issued and outstanding)	25,893	23,393
Accumulated distributable net loss	(215)	(424)
Total unitholders’ capital	$25,678	$22,969
Total liabilities and unitholders’ capital	$70,378	$75,582
Net asset value per unit	$21.66	$21.47

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,046	$1,644	$4,213	$3,093
Other income from non-controlled/non-affiliated investments	12	—	12	9
Total investment income	2,058	1,644	4,225	3,102
Expenses:
Management fees (see note 3)	$167	$136	$321	$265
Administration fees (see note 3)	13	11	25	20
Interest and other credit facility expenses (see note 5)	1,041	912	2,115	1,748
Other general and administrative expenses	154	196	341	384
Total expenses	1,375	1,255	2,802	2,417
Net investment income	$683	$389	$1,423	$685
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on non-controlled/non-affiliated investments and cash equivalents	$(1)	$(5)	$(4)	$(15)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(203)	(39)	(70)	59
Net realized and unrealized gain (loss) on non-controlled/ non-affiliated investments and cash equivalents	(204)	(44)	(74)	44
Net Increase in Unitholders’ Capital Resulting From Operations	$479	$345	$1,349	$729
Net Income Per Unit	$0.44	$0.32	$1.25	$0.74

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$683	$389	$1,423	$685
Net realized loss	(1)	(5)	(4)	(15)
Net change in unrealized gain (loss)	(203)	(39)	(70)	59
Net increase in unitholders’ capital resulting from operations	479	345	1,349	729
Distributions to unitholders:
From distributable earnings	(600)	(882)	(1,140)	(882)
Increase in unitholders’ capital resulting from capital activity:
Contributions	2,500	—	2,500	4,000
Net increase in unitholders’ capital resulting from capital activity	2,500	—	2,500	4,000
Total increase (decrease) in unitholders’ capital	2,379	(537)	2,709	3,847
Unitholders’ capital, beginning of period	23,299	23,732	22,969	19,348
Unitholders’ capital, end of period	$25,678	$23,195	$25,678	$23,195
Capital unit activity (see note 7):
Units issued	115,634	—	115,634	181,077
Net increase from capital unit activity	115,634	—	115,634	181,077

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$1,349	$729
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized loss on investments and cash equivalents	4	15
Net change in unrealized (gain) loss on investments	70	(59)
Deferred financing costs amortization	189	160
Net accretion of discount on investments	(240)	(247)
(Increase) decrease in operating assets:
Purchase of investments	(8,861)	(12,067)
Proceeds from disposition of investments	5,222	4,083
Capitalization of payment-in-kind income	(188)	(194)
Interest receivable	(16)	(119)
Prepaid expenses	5	(41)
Receivable for investments sold	(7)	(10)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(9,919)	(17,892)
Management fee payable	(408)	(101)
Administration fee payable	1	2
Interest payable	(200)	190
Other liabilities and accrued expenses	(9)	27
Net Cash Used in Operating Activities	(13,008)	(25,524)
Cash Flows from Financing Activities:
Contributions from unitholders	2,500	4,000
Cash distributions paid	(1,140)	(882)
Proceeds from borrowings	10,933	12,276
Repayments of borrowings	(8,500)	(9,750)
Net Cash Provided by Financing Activities	3,793	5,644
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,215)	(19,880)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,790	33,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,575	$13,934
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,126	$1,558

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 261.9%
AAH Topco., LLC(4)	Diversified Consumer Services	S+600	0.75%	11.43%		1/30/2024	12/22/2027	$961	$942	$961
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+745	0.10%	12.88%		12/22/2021	1/1/2027	6,288	6,472	6,627
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+425	4.70%	9.60%	(7)	2/23/2022	3/1/2027	2,893	2,916	2,965
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	10.60%		6/29/2021	6/11/2027	4,006	3,983	3,926
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	11.53%		12/27/2022	1/1/2028	3,348	3,368	3,364
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.75%		5/22/2023	5/22/2029	1,683	1,638	1,683
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.84%		11/3/2023	11/5/2029	931	908	931
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	10.93%		10/6/2022	10/5/2029	3,178	3,093	3,114
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.78%		1/4/2023	1/3/2029	2,630	2,566	2,630
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.29%		3/1/2023	3/1/2029	1,753	1,709	1,753
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	10.83%		12/20/2022	12/1/2027	468	470	466
Medrina, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.55%		10/20/2023	10/20/2029	694	678	694
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.16%		12/29/2023	11/16/2028	1,120	1,109	1,097
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	11.10%		4/26/2024	7/8/2026	871	863	863
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.57%		2/10/2023	7/8/2026	2,514	2,462	2,514
Orthopedic Care Partners Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	12.09%		8/17/2022	8/16/2024	2,275	2,271	2,275
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	10.48%		11/3/2022	11/1/2027	3,909	3,941	3,919
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.43%		8/26/2021	8/18/2027	3,842	3,809	3,842
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.34%		12/18/2023	1/31/2026	3,848	3,785	3,848
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.35%		8/20/2021	8/12/2026	3,972	3,943	3,872
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	10.83%		6/3/2022	7/27/2026	3,221	3,181	3,189
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	10.48%		1/30/2024	2/1/2029	501	499	514
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.93%		6/16/2021	6/16/2028	1,940	1,919	1,940
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.80%		3/30/2023	3/30/2029	1,029	1,003	1,029
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+625	1.00%	11.73%		2/7/2023	6/15/2026	1,066	1,044	1,066
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.73%		9/18/2023	9/15/2025	1,413	1,390	1,370
Vapotherm, Inc.	Health Care Equipment & Supplies	S+830	-	13.73%	(8)	3/26/2024	12/31/2024	3,542	3,607	3,595
Vapotherm, Inc.(4)	Health Care Equipment & Supplies	S+930	4.50%	14.73%	(8)	2/18/2022	7/15/2027	186	192	182
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.48%		6/14/2023	7/1/2028	567	566	569
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	11.59%		11/6/2023	11/6/2030	836	816	836
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+600	1.00%	11.60%		1/19/2024	10/29/2026	1,645	1,622	1,620
Total Bank Debt/Senior Secured Loans									$66,765	$67,254

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/ Warrants	Cost	Fair Value
Common Equity/ Warrants—0.1%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals	7/31/2023	1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies	12/20/2022	4,079	3	3
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022	9,479	30	6
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023	13,779	4	4
Total Common Equity/Warrants				$41	$14
Total Investments(5) — 262.0%				$66,806	$67,268
Liabilities in Excess of Other Assets — (162.0%)					(41,590)
Net Assets — 100.0%					$25,678

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of June 30, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 13.6% of the total assets of the Company.
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

June 30, 2024

(in thousands, except share/unit amounts)

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $311; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $703 and $1,014, respectively, based on a tax cost of $67,579. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Denotes a Level 1 investment.
(7)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
(8)
Vapotherm, Inc. may elect to defer up to 7.00% of the coupon as payment-in-kind ("PIK"). On June 17, 2024, Vapotherm, Inc. (OTCQX:VAPO) entered into a definitive merger agreement with a newly-formed entity organized and funded by a health care investment firm, which is expected to close in the second half of 2024 and is subject to customary closing conditions, including receipt of stockholder approval. The Company agreed to convert a portion of its term debt into preferred equity of the newly-formed entity and retain a portion of term debt, concurrently with the closing of this merger.

*Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2024
Health Care Providers & Services	53.2%
Health Care Equipment & Supplies	15.9%
Pharmaceuticals	14.3%
Life Science Tools & Services	5.8%
Biotechnology	5.0%
Diversified Consumer Services	3.8%
Distributors	1.2%
Health Care Technology	0.8%
Total Investments	100.0%

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

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date		Shares/ Warrants	Cost	Fair Value
Common Equity/ Warrants—0.1%
Assertio Holdings, Inc. Common Stock(8)*	Pharmaceuticals	7/31/2023		1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies	12/20/2022		2,719	2	2
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022		7,029	29	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023		13,779	4	4
Total Common Equity/Warrants					$39	$7
Total Investments(5) — 275.5%					$62,743	$63,275
Cash Equivalents — 43.2%
U.S. Treasury Bill (5.33% yield)	Government	12/29/2023	2/27/2024	$10,000	$9,919	$9,919
Total Investments & Cash Equivalents — 318.7%					$72,662	$73,194
Liabilities in Excess of Other Assets — (218.7%)						(50,225)
Net Assets — 100.0%						$22,969

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
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2023, on a fair value basis, non-qualifying assets in our portfolio represented 20.8% of the total assets of the Company.
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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

(in thousands, except unit amounts)

Note 1. Organization

SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on July 7, 2020 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”).

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its units were canceled. As of June 30, 2024, $26,500 of capital commitments were drawn and $57,350 were unfunded.

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

June 30, 2024

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

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of consolidated financial statements, have been included.

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

June 30, 2024

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2024

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of June 30, 2024.

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee. No administration fees have been waived as of June 30, 2024.

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

For the three and six months ended June 30, 2024, the Company incurred $167 and $321, respectively, in Management Fees, $13 and $25, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees. For the three and six months ended June 30, 2023, the Company incurred $136 and $265, respectively, in Management Fees, $11 and $20, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

In addition, prior to an Exchange Listing, the aggregate amount of certain annual operating expenses relating to Unitholders investing directly in the Company will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400,000 in commitments, an amount equal to the sum of (x) the product of the commitments and 0.0025 and (y) $1,250, or (B) if the Company has greater than $400,000 in commitments, $2,250 (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Company’s Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

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

June 30, 2024

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023:

Fair Value Measurements

As of June 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$67,254	$67,254
Common Equity/Warrants	1	—	13	14
Total Investments	$1	$—	$67,267	$67,268

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2024, the fair value of the SPV Facility and the Subscription Facility

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

would be $26,030 and $18,300, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2024:

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, March 31, 2024	$63,227	$8	$63,235
Total gains or losses included in earnings:
Net realized loss	—	—	—
Net change in unrealized gain (loss)	(206)	4	(202)
Purchase of investment securities*	4,644	1	4,645
Proceeds from dispositions of investment securities	(411)	—	(411)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, June 30, 2024	$67,254	$13	$67,267
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(206)	$4	$(202)

* Includes PIK capitalization and accretion of discount

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

	Bank Debt/Senior Secured Loans	Warrants	Total
Fair value, December 31, 2023	$63,268	$6	$63,274
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	(75)	5	(70)
Purchase of investment securities*	9,286	2	9,288
Proceeds from dispositions of investment securities	(5,225)	—	(5,225)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, June 30, 2024	$67,254	$13	$67,267
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(34)	$5	$(29)

* Includes PIK capitalization and accretion of discount

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

June 30, 2024

(in thousands, except unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$67,254	Income Approach	Market Yield	10.6% – 17.4% (13.1%)
Warrants	Asset	$13	Market Approach	Volatility	16.1% -16.1% (16.1%)

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$63,268	Income Approach	Market Yield	10.6% – 17.6% (13.0%)
Warrants	Asset	$6	Market Approach	Volatility	18.9% - 18.9% (18.9%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s investments. Weighted averages in the above tables are calculated based on fair value of the underlying assets.

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the SPV Facility commitments were reduced to $35,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement, and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $26,030 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, a second amendment to the Subscription Facility was entered into, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, the third amendment extended the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $18,300 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2024 and the year ended December 31, 2023 was 8.47% and 8.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

maximum amount borrowed on the credit facilities during the six months ended June 30, 2024 and the year ended December 31, 2023 was $46,080 and $44,010, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2024 and December 31, 2023 was $9,339 and $11,545, respectively, comprised of the following:

	June 30, 2024	December 31, 2023
Western Veterinary Partners LLC	$2,248	$—
OIS Management Services, LLC	1,460	1,710
AAH Topco, LLC	1,301	2,262
CVAUSA Management, LLC	1,059	1,059
Eyesouth Eye Care Holdco LLC	649	343
Southern Orthodontic Partners Management, LLC	630	1,347
SPR Therapeutics, Inc.	626	—
United Digestive MSO Parent, LLC	338	391
Vertos Medical, Inc.	283	283
Medrina, LLC	239	239
SunMed Group Holdings, LLC	132	132
Exactcare Parent, Inc.	102	102
WCI-BXC Purchaser, LLC	96	96
Vapotherm, Inc.	93	—
UVP Management, LLC	83	218
Ardelyx, Inc.	—	1,345
Retina Midco, Inc.	—	966
Orthopedic Care Partners Management, LLC	—	901
Urology Management Holdings, Inc.	—	151
Total Commitments	$9,339	$11,545

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of June 30, 2024, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2024

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Units at beginning of period	1,069,642	1,069,642
Units issued	115,634	—
Units issued and outstanding at end of period	1,185,276	1,069,642

	Six months ended June 30, 2024	Six months ended June 30, 2023
Units at beginning of period	1,069,642	888,565
Units issued	115,634	181,077
Units issued and outstanding at end of period	1,185,276	1,069,642

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and June 30, 2023:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Per Share Data: (a)
Net asset value per Unit, beginning of period	$21.47	$21.77
Net investment income	1.32	0.69
Net realized and unrealized gain (loss)*	(0.07)	0.12
Net increase in Unitholders’ capital resulting from operations	1.25	0.81
Distributions to Unitholders:
From distributable earnings	(1.06)	(0.89)
Net asset value per Unit, end of period	$21.66	$21.69
Total Return (b)(c)	5.82%	3.70%
Unitholders’ capital, end of period	$25,678	$23,195
Units outstanding, end of period	1,185,276	1,069,642
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	6.11%	3.15%
Operating expenses	2.95%	3.07%
Interest and other credit facility expenses	9.08%	8.04%
Total expenses	12.03%	11.11%
Average debt outstanding	$42,690	$29,529
Portfolio turnover ratio	8.3%	8.6%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2024 and the six months ended June 30, 2023 were 1,076,631 and 988,608, respectively.
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

June 30, 2024

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 7, 2024

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
•
the ability of SLR Capital Partners, LLC (“the Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

Overview

SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Adviser (or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

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

Portfolio and Investment Activity

During the three months ended June 30, 2024, we invested $4.4 million across 10 portfolio companies. This compares to investing $2.5 million in 6 portfolio companies during the three months ended June 30, 2023. Investments sold or prepaid during the three months ended June 30, 2024 totaled $0.4 million versus $1.4 million for the three months ended June 30, 2023.

At June 30, 2024, our portfolio consisted of 30 portfolio companies and was invested more than 99.9% directly in senior secured loans and less than 0.1% in common equity/warrants, versus 25 portfolio companies invested more than 99.9% directly in senior secured loans and less than 0.1% in warrants at June 30, 2023, in each case measured at fair value.

At June 30, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value. At June 30, 2023, 92.8% of our income producing investment portfolio was floating rate and 7.2% was fixed rate, measured at fair value.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with the Rule 2a-5 valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2024, the Company had $44.3 million of senior securities, for an asset coverage ratio of 157.9%.

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

Results of Operations

Results are shown for the three and six months ended June 30, 2024 and June 30, 2023:

Investment Income

For the three and six months ended June 30, 2024, gross investment income totaled $2.1 million and $4.2 million, respectively. For the three and six months ended June 30, 2023, gross investment income totaled $1.6 million and $3.1 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the Company's income-producing portfolio coupled with the impact of higher interest rates.

Expenses

Expenses totaled $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2024, of which $0.2 million and $0.3 million, respectively, were management fees and administration fees and $1.0 million and $2.1 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2024. Expenses totaled $1.3 million and $2.4 million, respectively, for the three and six months ended June 30, 2023, of which $0.1 million and $0.3 million, respectively, were management fees and administration fees and $0.9 million and $1.7 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio along with higher interest rates on those borrowings.

Net Investment Income

The Company’s net investment income totaled $0.7 million and $1.4 million, or $0.63 and $1.32 per average Unit, respectively, for the three and six months ended June 30, 2024. The Company’s net investment income totaled $0.4 million and $0.7 million, or $0.36 and $0.69 per average Unit, respectively, for the three and six months ended June 30, 2023.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $0.4 million and $5.3 million, respectively, for the three and six months ended June 30, 2024. Net realized loss over the same periods totaled $1 thousand and $4 thousand, respectively. The Company had investment sales and prepayments totaling approximately $1.4 million and $4.2 million, respectively, for the three and six months ended June 30, 2023. Net realized loss over the same periods totaled $5 thousand and $15 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2024, net change in unrealized loss on the Company’s assets totaled $0.2 million and $0.1 million, respectively. Net unrealized loss for the three months ended June 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., BayMark Health Services, Inc. and Eyesouth Eye Care Holdco LLC, among others, partially offset by unrealized appreciation on our investments in Retina Midco, Inc., Outset Medical, Inc. and SPR Therapeutics, Inc., among others. Net unrealized loss for the six months ended June 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., BayMark Health Services, Inc. and Eyesouth Eye Care Holdco LLC, among others, partially offset by unrealized appreciation on our investments in Arcutis Biotherapeutics, Inc., Retina Midco, Inc. and Exactcare Parent, Inc., among others. For the three and six months ended June 30, 2023, net change in unrealized gain (loss) on the Company’s assets totaled ($39) thousand and $59 thousand, respectively. Net unrealized loss for the three months ended June 30, 2023 was primarily due to depreciation on our investment in Spectrum Pharmaceuticals, Inc., among others, partially offset by unrealized appreciation on our investment in Fertility (ITC) Investment Holdco, LLC, among others. Net unrealized gain for the six months ended June 30, 2023 was primarily due to appreciation on our investments in SCP Eye Care, LLC and Spectrum Pharmaceuticals, Inc., among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and six months ended June 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $0.5 million and $1.3 million, respectively. For the same periods, income per average Unit was $0.44 and $1.25, respectively. For the three and six months ended June 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $0.3 million and $0.7 million, respectively. For the same periods, income per average Unit was $0.32 and $0.74, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to June 30, 2024, on a net basis, the Company sold and issued 1,185,276 Units at an average price of $22.36 per Unit, for net proceeds of $26.5 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $57.4 million at June 30, 2024.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into a $50 million revolving credit facility with JPMorgan Chase Bank, N.A. acting as administrative agent (the “SPV Facility”). On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. On January 23, 2024, the SPV Facility commitments were reduced to $35 million. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement, and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $26.0 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established a $25 million revolving credit facility with ING Capital LLC (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, a second amendment to the Subscription Facility was entered into, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, the third amendment extended the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were $18.3 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of June 30, 2024.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2024:

Payments due by Period as of June 30, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$44.3	$18.3	$26.0	$—	$—

(1)
At June 30, 2024, we had a total of $15.7 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in millions)
Western Veterinary Partners LLC	$2.2	$—
OIS Management Services, LLC	1.5	1.7
AAH Topco, LLC	1.3	2.3
CVAUSA Management, LLC	1.1	1.1
Eyesouth Eye Care Holdco LLC	0.7	0.3
Southern Orthodontic Partners Management, LLC	0.6	1.3
SPR Therapeutics, Inc.	0.6	—
United Digestive MSO Parent, LLC	0.3	0.4
Vertos Medical, Inc.	0.3	0.3
Medrina, LLC	0.2	0.2
SunMed Group Holdings, LLC	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
Vapotherm, Inc.	0.1	—
UVP Management, LLC	0.1	0.2
Ardelyx, Inc.	—	1.3
Retina Midco, Inc.	—	1.0
Orthopedic Care Partners Management, LLC	—	0.9
Urology Management Holdings, Inc.	—	0.2
Total Commitments	$9.3	$11.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such as the recent economic environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately sixteen cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seventeen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.16)	$0.17

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

** Furnished herewith.

(1)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2024.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)