Form 10-Q
period 2024-09-30
SLR HC BDC LLC
filed 2024-11-06
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2024

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

As of September 30, 2024, there was no established public market for the registrant’s units. The issuer had 1,185,276 units outstanding as of November 4, 2024.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and the nine months ended September 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
SIGNATURES		44

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $71,562 and $62,743, respectively)	$72,622	$63,275
Cash	2,614	1,871
Cash equivalents (cost: $0 and $9,919, respectively)	—	9,919
Interest receivable	573	503
Dividends receivable	1	—
Receivable for investments sold	28	—
Prepaid expenses	6	14
Total assets	$75,844	$75,582
Liabilities
Revolving credit facility due February 2027 (the “SPV Facility”) ($25,980 and $24,210 face amounts, respectively, reported net of unamortized debt issuance costs of $537 and $709, respectively. See note 5)	$25,443	$23,501
Revolving credit facility due March 2025 (the “Subscription Facility”) ($22,700 and $17,550 face amounts, respectively, reported net of unamortized debt issuance costs of $61 and $28, respectively. See note 5)	22,639	17,522
Payable for cash equivalents purchased	—	9,919
Management fee payable (see note 3)	301	524
Incentive fee payable (see note 3)	447	—
Administration fee payable (see note 3)	14	12
Interest payable (see note 5)	715	904
Other liabilities and accrued expenses	168	231
Total liabilities	$49,727	$52,613
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,185,276 and 1,069,642 units, respectively, issued and outstanding)	25,893	23,393
Accumulated distributable net earnings (loss)	224	(424)
Total unitholders’ capital	$26,117	$22,969
Total liabilities and unitholders’ capital	$75,844	$75,582
Net asset value per unit	$22.03	$21.47

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,224	$1,702	$6,437	$4,795
Dividend income from non-controlled/non-affiliated investments	8	—	8	—
Other income from non-controlled/non-affiliated investments	92	17	104	26
Total investment income	2,324	1,719	6,549	4,821
Expenses:
Management fees (see note 3)	$186	$143	$507	$408
Incentive fees (see note 3)	447	—	447	—
Administration fees (see note 3)	14	10	39	30
Interest and other credit facility expenses (see note 5)	1,114	1,106	3,229	2,854
Other general and administrative expenses	120	177	461	561
Total expenses	1,881	1,436	4,683	3,853
Net investment income	$443	$283	$1,866	$968
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$6	$(2)	$2	$(17)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	598	129	528	188
Net realized and unrealized gain (loss) on non-controlled/ non-affiliated investments and cash equivalents	604	127	530	171
Net Increase in Unitholders’ Capital Resulting From Operations	$1,047	$410	$2,396	$1,139
Net Income Per Unit	$0.88	$0.38	$2.15	$1.12

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$443	$283	$1,866	$968
Net realized gain (loss)	6	(2)	2	(17)
Net change in unrealized gain (loss)	598	129	528	188
Net increase in unitholders’ capital resulting from operations	1,047	410	2,396	1,139
Distributions to unitholders:
From distributable earnings	(608)	(540)	(1,748)	(1,422)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—	2,500	4,000
Net increase in unitholders’ capital resulting from capital activity	—	—	2,500	4,000
Total increase (decrease) in unitholders’ capital	439	(130)	3,148	3,717
Unitholders’ capital, beginning of period	25,678	23,195	22,969	19,348
Unitholders’ capital, end of period	$26,117	$23,065	$26,117	$23,065
Capital unit activity (see note 7):
Units issued	—	—	115,634	181,077
Net increase from capital unit activity	—	—	115,634	181,077

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$2,396	$1,139
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(2)	17
Net change in unrealized (gain) loss on investments	(528)	(188)
Deferred financing costs amortization	279	247
Net accretion of discount on investments	(364)	(351)
(Increase) decrease in operating assets:
Purchase of investments	(14,421)	(15,118)
Proceeds from disposition of investments	6,225	5,507
Capitalization of payment-in-kind income	(257)	(298)
Interest receivable	(70)	(161)
Dividends receivable	(1)	—
Prepaid expenses	8	(20)
Receivable for investments sold	(28)	(11)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(9,919)	(17,915)
Management fee payable	(223)	42
Incentive fee payable	447	—
Administration fee payable	2	3
Interest payable	(189)	341
Other liabilities and accrued expenses	(63)	34
Net Cash Used in Operating Activities	(16,708)	(26,732)
Cash Flows from Financing Activities:
Contributions from unitholders	2,500	4,000
Cash distributions paid	(1,748)	(1,422)
Proceeds from borrowings	21,530	16,289
Repayments of borrowings	(14,750)	(11,750)
Net Cash Provided by Financing Activities	7,532	7,117
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,176)	(19,615)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,790	33,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,614	$14,199
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,139	$2,513
Non-cash purchase and disposition of investments	2,456	—

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 268.0%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	10.20%		1/30/2024	12/22/2027	$958	$941	$958
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+595	2.50%	11.12%		12/22/2021	8/1/2029	6,288	6,492	6,647
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+425	4.70%	9.45%	(7)	2/23/2022	3/1/2027	2,893	2,927	2,979
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	9.87%		6/29/2021	6/11/2027	3,995	3,975	3,995
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	11.37%		12/27/2022	1/1/2028	3,348	3,374	3,364
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.12%		5/22/2023	5/22/2029	1,679	1,636	1,679
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.73%		11/3/2023	11/5/2029	929	906	929
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	10.45%		10/6/2022	10/5/2029	3,170	3,088	3,170
FE Advance, LLC	Diversified Financial Services	S+650	1.00%	11.71%		7/30/2024	7/30/2027	1,956	1,918	1,916
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.74%		1/4/2023	1/3/2029	2,624	2,562	2,624
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	11.70%		3/1/2023	3/1/2029	1,748	1,706	1,748
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	10.67%		12/20/2022	12/1/2027	468	472	472
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	11.55%		10/20/2023	10/20/2029	692	677	692
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.35%		12/29/2023	11/16/2028	2,739	2,698	2,711
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.60%		4/26/2024	7/8/2026	869	862	869
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.35%		2/10/2023	7/8/2026	2,502	2,455	2,502
Orthopedic Care Partners Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.46%		8/17/2022	11/15/2024	2,269	2,266	2,269
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	10.32%		11/3/2022	11/1/2027	3,909	3,952	4,134
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.70%		8/26/2021	8/18/2027	3,832	3,802	3,832
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.86%		12/18/2023	1/31/2026	3,841	3,787	3,841
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	10.62%		8/20/2021	8/12/2026	3,961	3,936	3,803
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	10.10%		6/3/2022	7/27/2026	3,452	3,410	3,452
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	10.32%		1/30/2024	2/1/2029	501	500	516
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.46%		6/16/2021	6/16/2028	2,067	2,047	2,067
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.25%		3/30/2023	3/30/2029	1,001	976	1,001
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.52%		2/7/2023	6/15/2027	1,106	1,083	1,095
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.00%		9/18/2023	9/15/2025	1,409	1,390	1,409
Vapotherm, Inc.	Health Care Equipment & Supplies	S+600	4.50%	10.96%		2/18/2022	9/20/2027	1,238	1,269	1,276
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	11.48%		11/6/2023	11/6/2030	834	815	834
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.60%		1/19/2024	10/29/2027	3,214	3,170	3,214
Total Bank Debt/Senior Secured Loans									$69,092	$69,998

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units/ Warrants	Cost	Fair Value
Preferred Equity—9.8%
Veronica Holdings, LLC (Vapotherm)	Health Care Equipment & Supplies	9.00% PIK	9/20/2024	1,172,897	$2,433	$2,563
Total Preferred Equity					$2,433	$2,563
Common Equity/ Warrants—0.3%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals		7/31/2023	1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies		12/20/2022	4,079	3	3
Veronica Holdings, LLC (Vapotherm) Common Units*	Health Care Equipment & Supplies		9/20/2024	26,336	30	57
Total Common Equity/Warrants					$37	$61
Total Investments(5) — 278.1%					$71,562	$72,622
Liabilities in Excess of Other Assets — (178.1%)						(46,505)
Net Assets — 100.0%						$26,117

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of September 30, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 12.7% of the total assets of the Company.
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

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2024

(in thousands, except share/unit amounts)

(5)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $287; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $1,208 and $921, respectively, based on a tax cost of $72,335. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Denotes a Level 1 investment.
(7)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.

* Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2024
Health Care Providers & Services	52.2%
Health Care Equipment & Supplies	14.6%
Pharmaceuticals	13.3%
Diversified Consumer Services	5.7%
Life Science Tools & Services	5.2%
Biotechnology	4.6%
Diversified Financial Services	2.6%
Distributors	1.1%
Health Care Technology	0.7%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 275.4%
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+745	0.10%	12.90%		12/22/2021	1/1/2027	$6,288	$6,422	$6,414
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+795	1.00%	13.32%		2/23/2022	3/1/2027	1,548	1,559	1,596
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	10.61%		6/29/2021	6/11/2027	4,026	4,000	4,026
BridgeBio Pharma, Inc.(3)(4)	Biotechnology	—	—	9.00%	(6)	11/17/2021	11/17/2026	3,767	3,765	3,777
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	11.55%		12/27/2022	1/1/2028	3,348	3,357	3,348
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.74%		5/22/2023	5/22/2029	1,691	1,643	1,691
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.89%		11/3/2023	11/5/2029	934	909	908
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.97%		1/4/2023	1/3/2029	2,643	2,574	2,643
Glooko, Inc.(4)	Health Care Technology	S+790	0.10%	13.35%		9/30/2021	10/1/2026	907	919	948
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+675	1.00%	12.48%		3/1/2023	3/1/2029	1,761	1,714	1,761
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	10.85%		12/20/2022	12/1/2027	312	313	315
Medrina, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.67%		10/20/2023	10/20/2029	697	680	680
OIS Management Services, LLC(4)	Health Care Providers & Services	S+575	0.75%	11.20%		12/29/2023	11/16/2028	875	868	858
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.62%		2/10/2023	7/8/2026	2,527	2,469	2,527
Orthopedic Care Partners Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	12.11%		8/17/2022	5/16/2024	1,673	1,669	1,673
Outset Medical, Inc.(3)(4)	Health Care Equipment & Supplies	S+515	2.75%	10.50%		11/3/2022	11/1/2027	3,909	3,918	3,918
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	10.45%		8/26/2021	8/18/2027	3,861	3,824	3,861
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	11.38%		12/18/2023	1/31/2026	2,897	2,840	2,839
RQM+ Corp.(4)	Life Sciences Tools & Services	S+575	1.00%	11.36%		8/20/2021	8/12/2026	3,992	3,957	3,992
SCP Eye Care, LLC(4)	Health Care Providers & Services	S+575	1.00%	11.19%		10/6/2022	10/5/2029	3,499	3,399	3,499
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.72%		6/3/2022	1/27/2026	2,075	2,050	2,075
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.96%		6/16/2021	6/16/2028	1,950	1,926	1,950
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+675	1.00%	12.25%		3/30/2023	3/30/2029	982	955	982
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+650	1.00%	11.93%		2/7/2023	6/15/2026	920	897	913
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	11.75%		9/18/2023	9/15/2025	1,285	1,257	1,253
Vapotherm, Inc.(4)	Health Care Equipment & Supplies	S+930	1.00%	14.75%	(7)	2/18/2022	2/1/2027	3,384	3,437	3,435
Vertos Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	4.75%	10.50%		6/14/2023	7/1/2028	567	563	567
WCI-BXC Purchaser, LLC	Distributors	S+625	1.00%	11.64%		11/6/2023	11/6/2030	840	820	819
Total Bank Debt/Senior Secured Loans									$62,704	$63,268

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2023

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Maturity Date	Shares/ Warrants	Cost	Fair Value
Common Equity/ Warrants—0.1%
Assertio Holdings, Inc. Common Stock(8)*	Pharmaceuticals	7/31/2023		1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies	12/20/2022		2,719	2	2
Vapotherm, Inc. Warrants*	Health Care Equipment & Supplies	2/18/2022		7,029	29	—
Vertos Medical, Inc. Warrants*	Health Care Equipment & Supplies	6/14/2023		13,779	4	4
Total Common Equity/Warrants					$39	$7
Total Investments(5) — 275.5%					$62,743	$63,275
Cash Equivalents — 43.2%
U.S. Treasury Bill (5.33% yield)	Government	12/29/2023	2/27/2024	$10,000	$9,919	$9,919
Total Investments & Cash Equivalents — 318.7%					$72,662	$73,194
Liabilities in Excess of Other Assets — (218.7%)						(50,225)
Net Assets — 100.0%						$22,969

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

(in thousands, except unit amounts)

Note 1. Organization

SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on July 7, 2020 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”).

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its units were canceled. As of September 30, 2024, $26,500 of capital commitments were drawn and $57,350 were unfunded.

The Company pursues a corporate lending strategy focused on direct sourcing, underwriting and managing a diverse portfolio of private loans to U.S. healthcare companies. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”. The Company’s principal focus is to invest in two differentiated strategies: first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper-middle-market healthcare companies with EBITDA (defined below) between approximately $25,000 and $100,000. These aggregate loan tranches are expected to range in size from $100,000 to $300,000. Healthcare cash flow loans are generally expected to have a five-to-six-year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture-capital owned pre-commercialization or early revenue drug and device development companies. These aggregate loan tranches are expected to range in size from $25,000 to $150,000. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four-to-five-year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments.

The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). The Company was permitted to hold closings at any time during the offering period, which ended on December 31, 2022. The term of the Company is expected to be seven years from the Company’s final closing with the Access Fund, which was held on February 11, 2021, unless the Company is terminated earlier or causes its units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange (an “Exchange Listing”) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one-year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

At any time prior to the end of the term, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause its units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange. In connection with any such Exchange Listing, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the Company to complete (i) an initial public offering, (ii) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act, (iii) the sale, exchange or disposition of all or a portion of the assets of the Company, or (iv) a conversion of the Company into a

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

corporation incorporated in a state determined by the board of directors, either through a conversion in accordance with applicable law, a merger with or into an existing corporation or otherwise in which all units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

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

September 30, 2024

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2024, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fees and other fee income for services rendered, if any, are recorded as other income when earned.
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

September 30, 2024

(in thousands, except unit amounts)

Note 3. Agreements and Related Party Transactions

Pursuant to the Investment Management Agreement we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, the Adviser has been appointed to provide administrative and coordination services to the Company (in such capacity, the “Administrative Coordinator”). The Company will pay an administration fee to the Administrative Coordinator for such administrative and coordination services. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of September 30, 2024.

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

September 30, 2024

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

(B) Second, Unitholder Preferred Return: 100% of all remaining Disposition Proceeds to Unitholders until they have each received cumulative distributions of Investment Proceeds, without duplication, pursuant to this clause (B) and clause (D) below and clauses (ii)(A) and (ii)(C) below equal to 6% per annum, compounded annually, on Unitholders’ capital contributions to the Company (including amounts contributed to pay Pre-Exchange Listing Management Fees, Pre-Exchange Listing Administration Fees, Organizational Expenses and other Company expenses), determined on the basis of all capital contributions made by such Unitholder and considering all distributions (including the subject distribution) under this “—Pre-Exchange Listing Incentive Fee” made to such Unitholder (computed from the dates that such capital contributions were due (or, if actually made later, the date on which such capital contributions were actually made) until the date that the Company, in its sole discretion, designates distributable cash as available for distribution or, if no such designation is made, the occurrence of an Event of Dissolution, as defined in the LLC Agreement) (the “Preferred Return”);

(C) Third, Adviser Catch Up: 100% of all remaining Disposition Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee, until the Adviser has received payments of Investment Proceeds with respect to Unitholders pursuant to this clause (C) and clause (ii)(B) below equal to 10% of the total amounts due to Unitholders and earned by the Adviser pursuant to clause (B) above and this clause (C) and clauses (ii)(A) and (ii)(B) below; and

(D) Fourth, 90%/10%: 90% of all remaining Disposition Proceeds to Unitholders and 10% of all remaining Disposition Proceeds to the Adviser as a Pre-Exchange Listing Incentive Fee.

In no event will the Adviser receive amounts of Pre-Exchange Listing Incentive Fees under clauses (i)(C) and (i)(D) above in excess of the percentage of the Disposition Proceeds actually distributed to Unitholders pursuant to clauses (i)(B), (i)(C) and (i)(D) above.

In no event will the Adviser receive amounts attributable to Disposition Proceeds that, as of any distribution or payment date, exceed 20% of cumulative realized capital gains net of all cumulative realized capital losses and unrealized capital depreciation.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

In no event will the Adviser receive amounts of Pre-Exchange Listing Incentive Fees under clauses (ii)(B) and (ii)(C) above in excess of the percentage of the Current Proceeds actually distributed to Unitholders pursuant to clauses (ii)(A), (ii)(B) and (ii)(C) above.

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
a.
For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Post-Exchange Listing Management Fee, expenses payable under an administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Post-Exchange Listing Incentive Fee).
b.
Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6.00% annualized). The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Post-Exchange Listing Incentive Fee is also included in the amount of its gross assets used to calculate the 1.50% Post-Exchange Listing Management Fee.
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

(ii) Capital Gains Fee. The second part of the Post-Exchange Listing Incentive Fee, the “Capital Gains Fee”, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as set forth below), commencing as of the end of the first fiscal year following an Exchange Listing, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation as of each fiscal year end, less the amount of any previously paid capital gain Post-Exchange Listing Incentive Fees, with respect to the Company; provided that the Post-Exchange Listing Incentive Fee determined as of the end of the fiscal year in which an Exchange Listing is completed will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation. In the event that the

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

Investment Management Agreement will terminate as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

Administration Fees and Expenses

Pre-Exchange Listing Administration Fees. The Company will pay SLR, in its capacity as the Administrative Coordinator, a fee (the “Pre-Exchange Listing Administration Fee” or “Administration Fee”), calculated as of the close of business in New York, New York on the last day of each calendar quarter (the “Administration Fee Calculation Date”), in an amount equal to 0.08% per annum of the average Cost Basis (defined as, as of any date, the aggregate accreted and amortized cost of all Portfolio Investments, including (i) any amounts reinvested in Portfolio Investments and (ii) the cost of Portfolio Investments acquired using leverage), as measured on the last day of the preceding quarter and the last day of the current quarter for the period ended and payable quarterly in arrears after such Administration Fee Calculation Date. The Pre-Exchange Listing Administration Fee will not offset any fees paid to the Adviser. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company and (iii) certain Unitholder servicing functions.

The Pre-Exchange Listing Administration Fee will be appropriately adjusted for any stub period.

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee. No administration fees have been waived as of September 30, 2024.

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

For the three and nine months ended September 30, 2024, the Company incurred $186 and $507, respectively, in Management Fees, $14 and $39, respectively, in Administration Fees and $447 and $447, respectively, in Incentive Fees. For the three and nine months ended September 30, 2023, the Company incurred $143 and $408, respectively, in Management Fees, $10 and $30, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

The Adviser or Administrative Coordinator and/or their affiliates have advanced organizational and offering expenses to the Company, which include organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced costs and expenses in an amount not to exceed $500. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, in 2021, $177 of offering expenses were charged to capital and $229 of organizational costs were expensed.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

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

Gains and losses for assets and liabilities categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023:

Fair Value Measurements

As of September 30, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$69,998	$69,998
Preferred Equity	—	—	2,563	2,563
Common Equity/Warrants	1	—	60	61
Total Investments	$1	$—	$72,621	$72,622

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2024, the fair value of the SPV Facility and the Subscription Facility would be $25,980 and $22,700, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2024:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, June 30, 2024	$67,254	$—	$13	$67,267
Total gains or losses included in earnings:
Net realized gain	—	—	6	6
Net change in unrealized gain (loss)	417	130	51	598
Purchase of investment securities*	7,015	2,433	30	9,478
Proceeds from dispositions of investment securities	(4,688)	—	(40)	(4,728)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2024	$69,998	$2,563	$60	$72,621
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$423	$130	$51	$604

* Includes PIK capitalization and accretion of discount

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, December 31, 2023	$63,268	$—	$6	$63,274
Total gains or losses included in earnings:
Net realized gain	—	—	6	6
Net change in unrealized gain (loss)	343	130	56	529
Purchase of investment securities*	16,301	2,433	32	18,766
Proceeds from dispositions of investment securities	(9,914)	—	(40)	(9,954)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2024	$69,998	$2,563	$60	$72,621
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$387	$130	$56	$573

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

September 30, 2024

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$69,998	Income Approach	Market Yield	9.7% – 16.0% (11.7%)
Preferred Equity	Asset	$2,563	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$58	Transaction Price*	N/A	N/A
Warrants	Asset	$2	Market Approach	Volatility	18.3% -18.3% (18.3%)

* This asset was valued at $2.18 per share, which is the price per share paid to the stockholders at the time of the closing of the transaction.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2023 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2023	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$63,268	Income Approach	Market Yield	10.6% – 17.6% (13.0%)
Warrants	Asset	$6	Market Approach	Volatility	18.9% - 18.9% (18.9%)

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

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC, entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the SPV Facility commitments were reduced to $35,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement, and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $25,980 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, a second amendment to the Subscription Facility was entered into, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, a third amendment to the Subscription Facility was entered into, extending the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $22,700 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2024 and the year ended December 31, 2023 was 8.50% and 8.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2024 and the year ended December 31, 2023 was $49,430 and $44,010, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2024 and December 31, 2023 was $8,128 and $11,545, respectively, comprised of the following:

	September 30, 2024	December 31, 2023
AAH Topco, LLC	$1,301	$2,262
OIS Management Services, LLC	1,166	1,710
CVAUSA Management, LLC	1,059	1,059
Arcutis Biotherapeutics, Inc.	837	—
Western Veterinary Partners LLC	674	—
Eyesouth Eye Care Holdco LLC	649	343
SPR Therapeutics, Inc.	626	—
FE Advance, LLC	451	—
Southern Orthodontic Partners Management, LLC	391	1,347
United Digestive MSO Parent, LLC	365	391
Medrina, LLC	239	239
Urology Management Holdings, Inc.	172	151
Exactcare Parent, Inc.	102	102
WCI-BXC Purchaser, LLC	96	96
Ardelyx, Inc.	—	1,345
Retina Midco, Inc.	—	966
Orthopedic Care Partners Management, LLC	—	901
Vertos Medical, Inc.	—	283
UVP Management, LLC	—	218
SunMed Group Holdings, LLC	—	132
Total Commitments	$8,128	$11,545

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of September 30, 2024, we held no such contracts.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2024

(in thousands, except unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Units at beginning of period	1,185,276	1,069,642
Units issued	—	—
Units issued and outstanding at end of period	1,185,276	1,069,642

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Units at beginning of period	1,069,642	888,565
Units issued	115,634	181,077
Units issued and outstanding at end of period	1,185,276	1,069,642

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and September 30, 2023:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.47	$21.77
Net investment income	1.68	0.95
Net realized and unrealized gain (loss)*	0.45	0.24
Net increase in Unitholders’ capital resulting from operations	2.13	1.19
Distributions to Unitholders:
From distributable earnings	(1.57)	(1.40)
Net asset value per unit, end of period	$22.03	$21.56
Total Return (b)(c)	9.92%	5.47%
Unitholders’ capital, end of period	$26,117	$23,065
Units outstanding, end of period	1,185,276	1,069,642
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	7.74%	4.35%
Operating expenses	6.04%	4.50%
Interest and other credit facility expenses	13.40%	12.83%
Total expenses	19.44%	17.33%
Average debt outstanding	$43,867	$30,079
Portfolio turnover ratio	13.3%	11.1%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the nine months ended September 30, 2024 and September 30, 2023 were 1,113,111 and 1,015,916, respectively.
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

September 30, 2024

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2024, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 6, 2024

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
•
the ability of SLR Capital Partners, LLC (“the Adviser” or “SLR”) to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the ability of the Adviser to adequately allocate investment opportunities among the Company and the Adviser’s other advisory clients;
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

Overview

SLR HC BDC LLC (the “Company,” “we,” “us” or “our”) was formed as a limited liability company under the laws of the State of Delaware on July 7, 2020 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Adviser serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

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

The Company’s principal focus is to invest in two differentiated strategies, first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper-middle-market healthcare companies with EBITDA between approximately $25 million and $100 million. These aggregate loan tranches are expected to range in size from $100 million to $300 million. Healthcare cash flow loans are generally expected to have a five-to-six-year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These aggregate loan tranches are expected to range in size from $25 million to $150 million. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four-to-five-year final maturity. These loans are often repaid within two to three years. The

Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company expects to co-invest with other vehicles managed by SLR (the “SLR Funds”). The Company and the SLR Funds are under common control with SLR. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions, and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SLR will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

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

Expenses

The Company (directly or indirectly) bears:

(i)
all of its fees, costs, expenses and liabilities, all of its investment-related fees, costs, expenses and liabilities (including with respect to amounts incurred prior to the Company’s initial closing) and all of its other operating fees, costs, expenses and liabilities, including all fees, due diligence costs and other fees, costs, expenses and liabilities related to the identification, sourcing, evaluation, pursuit, acquisition, holding, appraisals, asset management, restructuring and disposing of investments, including all reasonable travel-related fees, costs, expenses and liabilities (such as lodging and meals), all fees, costs, expenses and liabilities of legal counsel and financial and other advisers incurred in connection therewith, all fees, costs, expenses and liabilities of information technology services relating to the ongoing management of investments, and all other investment-related fees, costs, expenses and liabilities (to the extent not reimbursed by the relevant portfolio company);
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
(iv)
other administrative fees, costs and liabilities;
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
(xx)
all fees, costs, expenses and liabilities of the Company’s independent directors, including resources retained by the independent directors, or on their behalf, while representing and/or acting on behalf of all Unitholders; and
(xxi)
all fees, costs, expenses and liabilities related to an Exchange Listing (including any transactions effectuated in connection therewith) or other business combination.

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

Portfolio and Investment Activity

During the three months ended September 30, 2024, we invested $8.0 million across 8 portfolio companies. This compares to investing $3.1 million in 7 portfolio companies during the three months ended September 30, 2023. Investments sold or prepaid during the three months ended September 30, 2024 totaled $3.5 million versus $1.4 million for the three months ended September 30, 2023.

At September 30, 2024, our portfolio consisted of 31 portfolio companies and was invested 96.4% directly in senior secured loans, 3.5% in preferred equity and 0.1% in common equity/warrants, versus 26 portfolio companies invested more than 99.9% directly in senior secured loans and less than 0.1% in warrants at September 30, 2023, in each case measured at fair value.

At September 30, 2024, 96.5% of our income producing investment portfolio was floating rate and 3.5% was fixed rate, measured at fair value. At September 30, 2023, 93.0% of our income producing investment portfolio was floating rate and 7.0% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2024, the Company had $48.7 million of senior securities, for an asset coverage ratio of 153.7%.

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

Results of Operations

Results are shown below for the three and nine months ended September 30, 2024 and September 30, 2023:

Investment Income

For the three and nine months ended September 30, 2024, gross investment income totaled $2.3 million and $6.5 million, respectively. For the three and nine months ended September 30, 2023, gross investment income totaled $1.7 million and $4.8 million, respectively. The comparative increase in gross investment income was primarily due to an increase in the size of the Company's income-producing portfolio.

Expenses

Expenses totaled $1.9 million and $4.7 million, respectively, for the three and nine months ended September 30, 2024, of which $0.6 million and $1.0 million, respectively, were management, incentive and administration fees and $1.1 million and $3.2 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2024. Expenses totaled $1.4 million and $3.9 million, respectively, for the three and nine months ended September 30, 2023, of which $0.1 million and $0.4 million, respectively, were management fees and administration fees and $1.1 million and $2.9 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative increase in expenses is generally due to increased borrowing to fund a larger portfolio along with higher interest rates on those borrowings.

Net Investment Income

The Company’s net investment income totaled $0.4 million and $1.9 million, or $0.37 and $1.68 per average Unit, respectively, for the three and nine months ended September 30, 2024. The Company’s net investment income totaled $0.3 million and $1.0 million, or $0.26 and $0.95 per average unit, respectively, for the three and nine months ended September 30, 2023.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $3.5 million and $8.8 million, respectively, for the three and nine months ended September 30, 2024. Net realized gain over the same periods totaled $6 thousand and $2 thousand, respectively. The Company had investment sales and prepayments totaling approximately $1.4 million and $5.6 million, respectively, for the three and nine months ended September 30, 2023. Net realized loss over the same periods totaled $2 thousand and $17 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2024, net change in unrealized gain on the Company’s assets totaled $0.6 million and $0.5 million, respectively. Net unrealized gain for the three months ended September 30, 2024 was primarily due to appreciation on our investments in Outset Medical, Inc., Veronica Holdings, LLC, BayMark Health Services, Inc. and Eyesouth Eye Care Holdco LLC, among others, partially offset by unrealized depreciation on our investments in RQM+ Corp., among others. Net unrealized gain for the nine months ended September 30, 2024 was primarily due to appreciation on our investments in Outset Medical, Inc., Veronica Holdings, LLC and Retina Midco, Inc., among others, partially offset by unrealized depreciation on our investments in RQM+ Corp., among others. For the three and nine months ended September 30, 2023, net change in unrealized gain on the Company’s assets totaled $0.1 million and $0.2 million, respectively. Net unrealized gain for the three months ended September 30, 2023 was primarily due to appreciation on our investments in Maxor Acquisition, Inc., ONS MSO, LLC and Apeel Technology, Inc., among others, partially offset by unrealized depreciation on our investments in Orthopedic Care Partners Management, LLC and Southern Orthodontic Partners Management, LLC, among others. Net unrealized gain for the nine months ended September 30, 2023 was primarily due to appreciation on our investments in SCP Eye Care, LLC, Maxor Acquisition, Inc. and ONS MSO, LLC, among others partially offset by unrealized depreciation on our investments in Orthopedic Care Partners Management, LLC and Southern Orthodontic Partners Management, LLC, among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the three and nine months ended September 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $1.0 million and $2.4 million, respectively. For the same periods, income per average Unit was $0.88 and $2.15, respectively. For the three and nine months ended September 30, 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $0.4 million and $1.1 million, respectively. For the same periods, income per average unit was $0.38 and $1.12, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to September 30, 2024, on a net basis, the Company sold and issued 1,185,276 Units at an average price of $22.36 per Unit, for net proceeds of $26.5 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $57.4 million at September 30, 2024.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into a $50 million revolving credit facility with JPMorgan Chase Bank, N.A. acting as administrative agent (the “SPV Facility”). On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. On January 23, 2024, the SPV Facility commitments were reduced to $35 million. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement, and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $26.0 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established a $25 million revolving credit facility with ING Capital LLC (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, a second amendment to the Subscription Facility was entered into, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, a third amendment to the Subscription Facility was entered into, extending the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were $22.7 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of September 30, 2024.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee (as defined in Note 3) will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of September 30, 2024:

Payments due by Period as of September 30, 2024 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$48.7	$22.7	$26.0	$—	$—

(1)
At September 30, 2024, we had a total of $11.3 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
(in millions)
AAH Topco, LLC	$1.3	$2.3
OIS Management Services, LLC	1.2	1.7
CVAUSA Management, LLC	1.1	1.1
Arcutis Biotherapeutics, Inc.	0.8	—
Western Veterinary Partners LLC	0.7	—
Eyesouth Eye Care Holdco LLC	0.6	0.3
SPR Therapeutics, Inc.	0.6	—
FE Advance, LLC	0.4	—
Southern Orthodontic Partners Management, LLC	0.4	1.3
United Digestive MSO Parent, LLC	0.4	0.4
Medrina, LLC	0.2	0.2
Urology Management Holdings, Inc.	0.2	0.2
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
Ardelyx, Inc.	—	1.3
Retina Midco, Inc.	—	1.0
Orthopedic Care Partners Management, LLC	—	0.9
Vertos Medical, Inc.	—	0.3
UVP Management, LLC	—	0.2
SunMed Group Holdings, LLC	—	0.1
Total Commitments	$8.1	$11.5

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Mr. Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Bruce J. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Shiraz Y. Kajee, our Chief Financial Officer and Treasurer, serves as the Chief Financial Officer for the Adviser, and Mr. Guy F. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases, and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers and directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fourteen cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately sixteen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2024, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.14)	$0.16

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiary are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiary. From time to time, we and our consolidated subsidiary may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factor below, there have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in “Risk Factors” in the February 27, 2024 filing of our Annual Report on Form 10-K.

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

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Company’s ability to access the debt markets and capital markets on favorable terms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

14.1	Code of Business Conduct*

19.1	Joint Code of Ethics and Insider Trading Policy*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

** Furnished herewith.

(1)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on January 29, 2021.
(2)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56247) filed with the SEC on March 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2024.

SLR HC BDC LLC

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)