Form 10-K
period 2024-12-31
SLR HC BDC LLC
filed 2025-02-25
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, there was no established public market for the registrant’s units. The issuer had 1,253,582 units outstanding as of February 21, 2025.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR HC BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I

Item 1. Business

SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on July 7, 2020 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement between the Company and the Adviser (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”).

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

The Adviser seeks to create a diverse, predominantly floating rate investment portfolio for the Company. There is no guarantee that the Company will achieve its goals or that even if achieved, an investment in the Company will result in gains to an investor. For the avoidance of doubt, any investment guidelines discussed in this annual report on Form 10-K apply to a fully ramped-up portfolio of investments, (i.e., after the Company has invested substantially all of the capital available to the Company in accordance with the Company’s investment strategy) and are based on total available capital including unfunded equity commitments from the holders (“Unitholders”) of the Company’s units (“Units”) and total expected leverage, as reasonably determined by the Adviser. The Company will not be required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the investment date, whether as a result of changes in the market value of the Company’s portfolio or otherwise.

The Adviser — SLR Capital Partners, LLC

SLR serves as the Company’s investment adviser pursuant to the Investment Management Agreement. Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael S. Gross and Bruce Spohler. The Adviser has established an investment committee that is dedicated to the Company (the “Investment Committee”), which is currently comprised of Michael S. Gross, Bruce Spohler, Philip Guerin, Julie Reyes, Anthony Storino and Krishna Thiyagarajan.

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

Investment Management Agreement

Subject to the overall supervision of the Board, the Adviser manages the investments of, and provides certain services to, the Company pursuant to the Investment Management Agreement, including:

(i)
providing overall investment management services to the Company in accordance with the LLC Agreement and in accordance with the 1940 Act, including without limitation, sourcing, structuring, negotiating, underwriting, performing diligence, originating and disposing of investments of the Company;
(ii)
making investment decisions for the Company;
(iii)
servicing investments of the Company including, without limitation, monitoring the investments and the creditworthiness of all issuers, developing and executing work out strategies where applicable;
(iv)
overseeing the placement of purchase and sale orders on behalf of the Company;
(v)
undertaking certain compliance-related activities in respect of the Company in accordance with the investment objective;
(vi)
providing good faith recommendations for valuations of Company investments for which market quotes are not readily available pursuant to the LLC Agreement;
(vii)
voting proxies, exercising rights, options, warrants, conversion privileges, and redemption privileges, and tendering securities pursuant to a tender offer;
(viii)
entering into agreements and executing any documents (e.g., any loan or credit facility agreements), including without limitation, any market and/or industry standard documentation and standard representations contained therein; and
(ix)
providing periodic and special reports to the Company as requested.

The Company and its special-purpose vehicles (such as special-purpose vehicles used for credit facilities or tax blockers) engage or otherwise transact with, one or more Service Providers (defined herein) in connection with their investment process, including in respect of Portfolio Investments. “Service Providers” include consultants (including in connection with the acquisition, management and disposition of Portfolio Investments), advisors, transaction finders or sources, operating partners, loan and other servicers, loan and other originators, property and other asset managers, investment bankers, valuation agents, pricing service providers, appraisers, industry or sector experts, joint venture partners and development partners, contract employees, outside legal counsel and/or temporary employees (as well as employees of any of the foregoing), whether working onsite or offsite. Any fees, costs, expenses and liabilities incurred in connection with services provided by Service Providers will be borne (directly or indirectly) by the Company, subject to a cap on operating expenses, and will not offset Management Fees (defined herein), and such amounts may be substantial.

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

Notwithstanding the foregoing, at any time during the term of the Investment Management Agreement, the Adviser may assign the full and exclusive authority and responsibility granted to it under the Investment Management Agreement to an investment adviser under common control with the Adviser, subject to applicable law. The Adviser may take any actions that are necessary or incidental to any such assignment, including assigning the Investment Management Agreement or causing the Company to enter into a new investment management agreement. It is expected that (x) any new investment adviser would be a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (y) the management fee and incentive fee payable by the Company to any such entity would be identical to that payable to the Adviser and (z) certain of the Adviser’s investment professionals would continue to be responsible for managing the Company’s assets.

Compensation of Adviser

Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and will pay following an Exchange Listing. Prior to an Exchange Listing, we pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services, each as defined and described further below. Following an Exchange Listing, we intend to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The cost of the base management fee, the incentive fee and the administration fee will ultimately be borne by our Unitholders.

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

Limitation of Liability and Indemnification

The Investment Management Agreement provides that the Adviser (which includes, for all purposes of this paragraph, its members, principals, officers, managers, investors, employees and other representatives and agents and entities controlling, controlled by or under common control with the Adviser) will not be liable to the Company or to the Unitholders for any loss suffered by the Company or the Unitholders which arises out of any action or inaction of the Adviser taken or made by the Adviser in good faith and in the belief that such action or inaction was in or was not contrary to the best interests of the Company, except for any loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of the duties of the Adviser in the conduct of the Adviser’s office, and except as otherwise required by applicable law. In addition, the Company will indemnify and hold harmless the Adviser, to the fullest extent permitted by applicable law, against any loss resulting from claims or threatened claims with respect to the Adviser’s performance or non-performance of its obligations pursuant to the Investment Management Agreement, except for any such loss resulting from fraud, willful misfeasance, gross negligence or reckless disregard of duties of the Adviser in the conduct of the Adviser’s office.

Adviser Clawback

Prior to an Exchange Listing, and in connection with the liquidation of the Company, the Adviser will be required to restore funds to the Company for distribution to the Unitholders if and to the extent that the Adviser has received cumulative Pre-Exchange Listing Incentive Fees in excess of the Pre-Exchange Listing Incentive Fees that would have been payable to the Adviser if the formulas set forth under “ – Compensation of Adviser – Incentive Fee” above were applied on an aggregate basis covering all transactions of the Company; provided, however, that in no event will the Adviser be required to contribute an aggregate amount in excess of 100% of the net amount distributed to the Adviser (net of taxes) on account of its Pre-Exchange Listing Incentive Fees. In addition, the Adviser will apply an interim Pre-Exchange Listing Incentive Fees adjustment at the end of each fiscal year so that, in the event of any over-distribution of Pre-Exchange Listing Incentive Fee to the Adviser (measured with respect to each Unitholder at the end of the applicable fiscal year as if the Company were to liquidate on such date), future distributions that would, absent such interim incentive fee adjustment, otherwise be distributed to the Adviser as a Pre-Exchange Listing Incentive Fee, shall be distributed to such Unitholder until such over-distribution (net of taxes payable by the Adviser with respect to such Pre-Exchange Listing Incentive Fee) has been eliminated.

Board Approval of the Investment Management Agreement

In accordance with Section 15(c) of the 1940 Act, at a virtual meeting held on August 5, 2024 in reliance on certain exemptive relief provided by the SEC, the Board, including a majority of the directors who are not interested directors, voted to re-approve the continuation of the Investment Management Agreement, such approval being effective as of September 1, 2024 and extending the term of the Investment Management Agreement to September 1, 2025, which was ratified at the Board’s next in-person meeting on November 5, 2024. In its consideration of the re-approval of the Investment Management Agreement, the Board focused on information it had received relating to, among other things:

(i)
the nature, extent and quality of advisory and other services provided by SLR, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;
(ii)
the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of SLR have extensive experience and are well qualified to provide advisory and other services to the Company;
(iii)
the current fee structure, the existence of any fee waivers and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;
(iv)
the advisory fees charged by SLR to the Company, to SLR Investment Corp., to SCP Private Credit Income BDC LLC and to SLR Private Credit BDC II LLC, and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged by SLR to the Company are reasonable;
(v)
the direct and indirect costs, including for personnel and office facilities, that are incurred by SLR and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;
(vi)
the total of all assets managed by SLR, as well as the total number of investment companies and other clients serviced by SLR, possible economies of scale arising from the Company’s size and/or anticipated growth and the extent to which such economies of scale are reflected in the advisory fees charged by SLR to the Company, and concluded that some economies of scale may be possible in the future;
(vii)
other possible benefits to SLR and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR and its affiliates; and
(viii)
possible alternative fee structures or bases for determining fees, and the possibility of obtaining similar services from other third-party service providers, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, our Board, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the fees payable to SLR pursuant to the Investment Management Agreement, including the fee rates thereunder, are fair and reasonable in relation to the services to be provided and approved the Investment Management Agreement as being in the best interests of the Company and its Unitholders. In view of the wide variety of material factors that our Board considered in connection with its evaluation of the Investment Management Agreement, it is not practical to quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate determination of our Board. Rather, our Board based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors.

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

Favorable long-term supply-demand dynamics in U.S. middle market lending which benefit lenders

•
Robust demand for debt capital to fund private equity transactions.
•
Middle market debt capital raised in the last few years is not expected to meet demand.

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
•
Have a deeper management bench by investing in healthcare companies that provide services, products and technologies that improve the efficiency and reduce the cost of existing products and services;
•
Have a better ability to withstand downturns; and
•
Possess the ability to support portfolio companies with additional capital.

We divide our coverage of these sponsors among our more senior investment professionals, who are responsible for day-to-day interaction with financial sponsors. Our coverage approach aims to act proactively, provide quick feedback, deliver on commitments, and be constructive throughout the life cycle of an investment.

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
•
review of third party due diligence reports including quality of earnings, field exams and industry reports; and
•
background investigations on management and the company.

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
•
Experienced and Committed Management: We generally require that portfolio companies have an experienced management team. We also require that portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.
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
•
Exit Strategy: We seek to predominantly invest in companies that provide multiple alternatives for an eventual exit such as an initial public offering (“IPO”), sale of company, refinancing of the capital structure, etc.

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
•
Sophisticated Knowledge Base and Industry Expertise: Highly specialized, experienced and cohesive investment team which previously founded and managed GE Capital’s life science loan business where they established a strong and consistent track record over a 13-year period. The team has an extensive network of relationships with venture capital sponsors, management teams and strategic investors.
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

Closing

The Company was permitted to hold closings at any time during the offering period (the “Offering Period”), which ended on December 31, 2022. At each closing, investors made Commitments pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). Unitholders are required to make capital contributions, in an aggregate amount that does not exceed each Unitholder’s remaining commitment, each time the Adviser delivers a capital call notice. Commitments will be drawn pro rata from Unitholders based on the relative unfunded commitment of each Unitholder on the date the capital call notice is issued.

Investment Period

Commitments may be drawn down from time to time until the date that is the earlier of (x) an Exchange Listing (as defined below) or (y) five (5) years after the Company’s final closing with the Access Fund, which was held on February 11, 2021 (such period, the “Investment Period”). After the end of the Investment Period, Commitments may be called only to (i) make investments which were in process (e.g., investments for which the Company has submitted a binding or non-binding bid or indication of interest) but were not yet consummated as of the end of the Investment Period, the Board having been notified of such Portfolio Investments, (ii) cover accrued and/or anticipated expenses, liabilities and obligations of the Company, including amounts owing or which may become due under any borrowings or other extensions of credit, (iii) make “follow-on” investments as may be advisable in the Adviser’s sole discretion in order to enhance, preserve or protect one or more of the Company’s existing Portfolio Investments (subject to a maximum amount of 20% of aggregate Commitments), and (iv) adjust any hedging positions as the Adviser may deem advisable.

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

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of any Exchange Listing or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “1934 Act”) which would occur if the market value of our Units that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

Key Person Event

Prior to the earlier of (i) an Exchange Listing and (ii) the end of the Investment Period, if any two of Michael S. Gross, Bruce Spohler, Anthony Storino or Julie Reyes (the “Principals”) die, become permanently incapacitated or cease to be actively involved in the management of the Company, the Investment Period will terminate and the Company will be wound down in accordance with the terms of the LLC Agreement. For the avoidance of doubt, if only one of the Principals dies, becomes permanently incapacitated, or ceases to be actively involved in the management of the Company, the preceding sentence will not be triggered.

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

Regulation as a Business Development Company

A BDC is regulated by the 1940 Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to those Portfolio Investments that constitute qualifying assets (discussed below). A BDC may use capital provided by public unitholders and from other sources to make long-term, private investments in businesses.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of the Company’s assets are qualifying assets. Typically, we will invest in U.S. Treasury bills, other short-term U.S. government securities, including agencies, or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Company’s total assets constitute repurchase agreements from a single counterparty, the Company would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions by personnel. The codes of ethics generally do not permit investments by employees in securities that may be purchased or held by the Company. Each code of ethics is available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Reporting Obligations

We furnish our Unitholders with annual reports containing our audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

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

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting the Company and its Unitholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular Unitholders in light of their individual investment circumstances or to some types of Unitholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, persons holding Units in connection with a hedging, straddle, conversion or other integrated transaction, investors who are subject to the special tax accounting rules under Section 451(b) of the Code, Non-U.S. Unitholders (as defined below) engaged in a trade or business in the U.S., persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual Non-U.S. Unitholders present in the U.S. for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that Unitholders hold their Units as capital assets for U.S. federal income tax purposes (generally, assets held for investment). The Company has not requested a ruling from the Internal Revenue Service (“IRS”) or opinion of counsel regarding any matter discussed herein.

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

Taxation of the Company

The Company elected to be treated and intends to qualify annually as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, commencing with the taxable year ended December 31, 2022. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends.

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
•
Fixed and floating rate debt instruments are subject to the risks associated with changes in interest rates.
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
•
Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, may result in adverse consequences to the Company.
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
•
The Company could be subject to the risks associated with complying with the Sarbanes-Oxley Act.

Other Risks Related to Portfolio Investments

•
The Company could be subject to the risks associated with investments in high yield securities, corporate debt securities, convertible securities, preferred stock, reverse repurchase agreements, and distressed companies.
•
The Company could be subject to the risks associated with the use of warrants and rights.
•
The Company could be subject to the risks associated with the use of SOFR.
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

The Company holds certain investments and conducts certain activities through investing in wholly-owned special purpose vehicles. All references to investments by the Company in this annual report on Form 10-K refer, as the context requires, to investments by either the Company or those special purpose vehicles.

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

The discussion below, to the extent it relates to bankruptcy law or proceedings or to debtors’ and creditors’ rights, is based upon principles of U.S. federal and state laws. Insofar as the Portfolio Investments include obligations of non-U.S. issuers, or bankruptcy, reorganization or similar proceedings in a country other than the U.S., the laws of such other countries, and the rights and obligations of debtors and creditors in such other countries, under factual circumstances similar to those described below, may or may not be analogous to those described below.

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

Risks Relating to Bank Loans and Corporate Loans. Bank loans and corporate loans (which the Company will originate, invest in or otherwise gain exposure to) may not be readily marketable and may be subject to restrictions on resale. In some cases, negotiations involved in disposing of indebtedness may require weeks to complete. Consequently, some indebtedness may be difficult or impossible to dispose of readily at what the Adviser believes to be a fair price. In addition, bank loans and corporate loans are often less liquid than other types of debt securities, particularly in times of significant market dislocation. Loans to small and middle market entities (“SMEs”) may involve certain heightened risks. See “— Investments in Smaller and Middle Market Companies” below.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, an inflationary environment and the ongoing war in the Middle East, could adversely affect the Company’s business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which the Company competes for lending and other investment opportunities. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. These market and economic disruptions could negatively impact the operating results of the Company’s Portfolio Investments. This could in turn materially reduce our net asset value and dividends and adversely affect the Company’s financial prospects and condition.

Additionally, the Federal Reserve raised the federal funds rate in 2022 and 2023. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 and indicated that there may be additional rate cuts in 2025, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future.

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

Public Health Crises Risk. Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company’s control. These types of events have adversely affected and could continue to adversely affect operating results for the Company and for its Portfolio Investments. For example, the COVID-19 pandemic adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused, and any similar measures in the future may cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States.

General Credit Risk. The Company is subject to significant credit risk (i.e., the risk that an issuer or borrower will default in the payment of principal and/or interest on an instrument) in light of its investment strategy. Credit risk also includes the risk that a counterparty to a derivatives transaction (e.g., a swap counterparty) will be unwilling or unable to meet its obligations. Financial strength and solvency of an issuer or borrower are the primary factors influencing credit risk. In addition, degree of subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. The degree of credit risk associated with any particular Portfolio Investment or any collateral relating thereto may be difficult or impossible for the Adviser to determine within reasonable standards of predictability. The Adviser utilizes various third parties that hold Company assets (such as the Company’s custodian and prime brokers) in implementing the Company’s investment strategy, and the Company will therefore also be subject to credit risk with respect to such entities.

Although most of the Company’s investments will not be rated by any credit rating agency, in some cases, the credit risk of some of the Company’s Portfolio Investments may be broadly gauged by the credit ratings of such Portfolio Investments. However, ratings are only the opinions of the agencies issuing them, may change less quickly than relevant circumstances, are not absolute guarantees of the quality of the rated securities and are subject to downgrade. Credit ratings and ratings agencies have recently been criticized for ratings which did not fully reflect the risks of certain securities or which did not reflect such risks in a timely manner. For most investments, however, the Adviser will rely on its own independent analysis of the credit quality and risks associated with individual securities considered for the Company, rather than relying on ratings agencies or third-party research. Therefore, the Adviser’s capabilities in analyzing credit quality and associated risks will be particularly important (especially since it is currently anticipated that most of the Company’s assets will not be rated by a ratings agency or will be rated below investment grade), and there can be no assurance that the Adviser will be successful in this regard. See also “— High Yield Debt and Unrated Securities” below.

General Leverage Risks. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse or non-recourse basis (including through guarantees, derivatives, forward commitments and reverse repurchase agreements). The Company is not required to take any action (including unwinding or liquidating any position) in the event that such guideline is exceeded subsequent to the borrowing date, whether in the event of changes in the market value of the Company’s portfolio or otherwise. Prospective investors in the Company should expect that the effective leverage utilized by the Company may exceed such guideline, which only applies to direct borrowings; for instance, economic leverage inherent in the Company’s derivatives transactions and other investments will not be counted for purposes of such guideline, notwithstanding that such investments will be subject to many of the leverage-related risks described herein. In addition, determinations relating to leverage are inherently subjective and will involve the exercise of discretion by the Adviser (for instance, the Adviser may deem the amount of the Company’s direct borrowings to be reduced by cash and cash equivalents held by the Company or by a counterparty). See “— Leveraged Companies” below.

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

Due Diligence Risk. When conducting due diligence and making an assessment regarding a Portfolio Investment, the Adviser relies on the resources available to it, including internal sources of information as well as information provided by third parties. The Adviser may at times be required to rely on limited or incomplete information during the due diligence process. The Adviser selects Portfolio Investments in part on the basis of information and data filed with various government regulators and publicly available or made directly available by prospective portfolio companies or third parties. The Adviser expects that it will not be in a position to confirm the completeness, genuineness or accuracy of such information and data, and will therefore be dependent upon the integrity of the management of the entities filing such information and of such portfolio companies and third parties providing such information. In addition, there can be no assurance that any consultants or experts engaged by the Adviser will accurately evaluate such Portfolio Investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis to enable the Company to take advantage of investment opportunities with accelerated timelines. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. Accordingly, the Adviser cannot guarantee that its due diligence investigations will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Furthermore, the Company bears its proportionate share of all due diligence-related fees, costs, expenses and liabilities (including in respect of investments that are not ultimately consummated); such fees, costs, expenses and liabilities may be significant and could reduce Company returns.

Interest Rate Risk. Interest rate risk refers to the risks associated with market changes in interest rates. In general, rising interest rates, will negatively impact the price of fixed rate debt instruments and falling interest rates will have a positive effect on the price of such debt instruments. Many of the Company’s investments are expected to be variable rate loans with interest that adjusts with market rates. These loans will generally also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). The Company’s other investments and transactions may also be affected by changes in interest rates. Declines in market value, if not offset by any corresponding gains on hedging instruments, may ultimately reduce earnings or result in losses to the Company.

The prices of long-term debt obligations generally fluctuate more than prices of short-term debt obligations as interest rates change. To the extent the Company invests in longer-term Portfolio Investments, it will be impacted to a greater degree by changes in market interest rates than if the Company invested primarily in short-term debt securities.

To the extent the Company borrows money, or issues preferred Units to make investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays distributions on preferred Units and the rate at which the Company invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates will not have a material adverse effect on its net investment income in the event the Company uses debt to finance investments. In periods of rising interest rates, the Company’s cost of funds will increase because the interest rates on the amounts borrowed under the Company’s credit facilities or certain other financing arrangements will typically be floating, which could reduce the Company’s net investment income to the extent any Portfolio Investments have fixed interest rates, and the interest rate on Portfolio Investments with an interest rate floor (such as a SOFR (as defined below) floor) above then-current levels will not increase until interest rates exceed the applicable minimum interest rate floor. Rising interest rates may also increase the cost of debt for the Portfolio Investments, which could adversely impact the Portfolio Investment’s financial performance and ability to meet ongoing obligations to the Company. In periods of declining interest rates, the Company may earn less interest income from investments and the Company’s cost of funds will also decrease, to a lesser extent, if the Company’s outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income.

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

Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans. The Company structures the debt investments in its Portfolio Investments to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time the Company may elect to waive breaches of these covenants, including its right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular Portfolio Investment. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact the Company’s ability to pay distributions, could adversely affect its results of operations and financial condition and cause the loss of all or part of your investment.

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

Identification of Potential Investment Opportunities. There is no assurance that the Adviser’s analysis in this regard, as implemented, will take into consideration all appropriate factors or appropriately weigh the factors that are considered in its analysis, especially given the heightened difficulty of the analysis required to evaluate certain Portfolio Investments. In particular, catalysts and/or exit strategies that initially appear to be viable may be precluded over time due to economic, legal, political or other factors. In addition, because the successful implementation of the Company’s investment strategy depends, in part, on its ability to successfully predict and take advantage of changing market conditions, to the extent it is unable to do so, returns may be adversely affected. These considerations are particularly relevant in light of the current uncertain economic and regulatory environment. See “— Regulatory Risks Relating to the Company” below.

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

Concentration of Portfolio Investments. The Company is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of its assets that it could invest in a single issuer. To the extent that the Company assumes large positions in the securities of a small number of issuers, the Company’s NAV could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. The Company has a broad and flexible investment mandate, and, beyond the asset diversification requirements associated with the Company’s intention to comply with the requirements to qualify as a RIC for U.S. tax purposes, and except as noted above, the Company is not subject to any limits or proportions with respect to the mix of permitted Portfolio Investments. As a result, the Company’s Portfolio Investments could potentially be concentrated in relatively few strategies, issuers, industries, markets, geographies or investment types. Such non-diversification would make the Company more susceptible to risks associated with a single economic, political or regulatory occurrence than a more diversified portfolio might be. The Company could be subject to significant losses if it holds a relatively large position in a single strategy, issuer, industry, market, geographic region or a particular type of Portfolio Investment that declines in value, and the losses could increase even further if the Portfolio Investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances.

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

Forward-Looking Statements. This annual report on Form 10-K contains forward-looking statements, including observations about market and industry and regulatory trends as of the original date of this annual report on Form 10-K. Those forward-looking statements reflect the Company’s and the Adviser’s current view in respect of future events. Actual events could differ materially from those in the forward-looking statements as a result of factors beyond the Adviser’s or the Company’s control. Investors are cautioned not to place undue reliance on such statements. No party has an obligation to update any of the forward-looking statements in this annual report on Form 10-K.

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

Regulatory Investigations or Third-Party Litigation. The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the Company’s industry. Any changes or reforms may impose additional costs or result in other limitations on the Company.

The Company’s investment activities may subject it to the risks and costs of becoming involved in litigation with third parties due to, among other reasons, the fact that different investor groups may have qualitatively different, and frequently conflicting, interests with respect to certain Portfolio Investments. The risk of litigation with third parties will be elevated in situations where an issuer is stressed or distressed. See “— Litigation and Related Risks Associated with Origination and Servicing” above. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments, or bringing claims against third parties, would generally be borne by the Company and would reduce net assets. In addition, the Company’s investment activities may subject it to certain risks inherent in restructuring, bankruptcy and similar proceedings. See “—Risks Associated with Bankruptcy and Insolvency Cases” below.

Broad Indemnification. The Company and/or the Adviser on behalf of the Company may enter into various agreements or arrangements which limit the liability of its Service Providers, including the Adviser and its affiliates, the Administrative Coordinator, the Company’s custodian, and their affiliates, employees, officers and directors, and require the Company to indemnify and/or provide broad representations, warranties and covenants in favor of such persons. U.S. federal and state securities laws impose liabilities under certain circumstances on persons that cannot be waived by contract, other agreements or documents. Therefore, nothing in those agreements should be deemed or construed in a manner that purports to waive or limit any right to the extent prohibited by law.

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

Risks Related to the Russian Invasion of Ukraine. On February 24, 2022, the Russian military commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s Portfolio Investments. Following such invasion, the United States and several European nations announced sanctions against Russia. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

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

As the Company’s reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those the Adviser controls and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while the Adviser has implemented processes, procedures, and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that the Company’s financial results, operations, or confidential information, personal, or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. The Adviser relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal, or other sensitive information. Although the Adviser takes protective measures and endeavors to strengthen its computer systems, software, technology assets, and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. The Adviser expects to be required to devote increasing levels of funding and resources, which may in part be allocated to the Company, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls. In addition, the Company, the Adviser, the Administrative Coordinator, or their employees, if any, may also be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which the Company and the Adviser must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information (including personal information), investigations, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on its business, financial condition or results of operations. The Adviser may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase cybersecurity risks.

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

Risks Related to Data Protection and Privacy Laws. The Company and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that the Company and the Adviser hold. The SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on the Company, the Adviser and its affiliates and Service Providers and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to the Company’s operations and reputational damage. Obligations to which the Company and/or the Adviser and its affiliates are subject impose compliance costs and risks of penalties, which could increase significantly as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for the Company and/or the Adviser and its affiliates to collect, store, use, transmit and process personal information.

While the Company and the Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that the Company and the Adviser will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that Company and/or the Adviser and its affiliates will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

Financial Services Industry Risks. Cash not held in custody accounts and held by the Company, the Adviser and the Portfolio Investments in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, the Company, the Adviser, or the Portfolio Investments could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the Company, the Adviser’s and the Portfolio Investments’ business, financial condition, results of operations, or prospects.

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

Machine Learning Technology Risks. Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to the Company and its Portfolio Investments. The Company and its Portfolio Investments could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. The Company and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and the Company cannot predict the risks that may arise from such developments.

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

Corporate Social Responsibility Risks. The Company’s business (including that of its Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Company’s ESG ratings or performance do not meet the standards set by such investors or the Company’s stockholders, they may choose to exclude the Company’s securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

The Company risks damage to its brand and reputation if it fails to act responsibly in a number of areas, including, but not limited to, human rights, climate change, environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in the Company’s investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, its relationship with existing and future Portfolio Investments, the cost of the Company’s operations and relationships with investors, all of which could adversely affect its business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. At the same time, “anti-ESG” sentiment has also gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view the Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in the Company and it could negatively impact the price of the Company’s common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which the Company or the Company’s portfolio companies conduct the Company’s businesses and adversely affect the Company’s profitability.

The Company and its Portfolio Investments are subject to the risk that ESG and sustainability measures might continue to be introduced. Additionally, compliance with any new laws or regulations increases the Company’s regulatory burden and could make compliance more difficult and expensive, affect the manner in which the Company or its Portfolio Investments conduct its businesses and adversely affect the Company’s profitability.

Climate Change Risks. There may be evidence of global climate change. Climate change creates physical and financial risks and some of the Company’s Portfolio Investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s Portfolio Investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of the Company’s Portfolio Investments, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

Recognizing Income Before or Without Receiving Cash. For U.S. federal income tax purposes, the Company will include in income certain amounts that the Company has not yet received in cash, such as the accrual of original issue discount (“OID”). This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to the Company’s overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that the Company will not currently receive in cash.

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

Tax Considerations Regarding Dividends for Private BDCs. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2024 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).

Potential Dividend Deferrals. In order to maintain its tax status as a RIC, the Company must distribute to Unitholders for each taxable year at least 90% of its investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If the Company qualifies for taxation as a RIC, it generally will not be subject to corporate-level U.S. federal income tax on its investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that it timely distributes to Unitholders. The Company will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless it distributes each calendar year at least the sum of (i) 98.0% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which it paid no U.S. federal income tax.

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

Due to events such as the COVID-19 pandemic, certain regional bank failures, the Russian invasion of Ukraine, the ongoing war in the Middle East or other disruptions in the economy, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce and/or defer dividends to the following year as discussed above. To further preserve cash, the Company may combine these deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under “In-Kind Dividend Considerations.”

In-Kind Dividend Considerations. The Company may distribute taxable dividends that are payable in part in Units. In accordance with certain applicable U.S. Treasury regulations and published IRS guidance, a RIC may treat a distribution of its own shares as fulfilling the RIC distribution requirements if each Unitholder may elect to receive the entire distribution in either cash or shares of the RIC. The IRS has published a revenue procedure indicating that, in the case of publicly offered RICs, this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many Unitholders elect to receive cash, the cash available for distribution must be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in Units). Because the Company is not currently a publicly offered RIC, its ability to rely on the revenue procedure and other guidance is uncertain. If the Company elects to pay a distribution in its own Units consistent with the revenue procedure and other guidance, for U.S. federal income tax purposes, the amount of the dividend paid in Units will be equal to the amount of cash that could have been received instead of Units. Taxable Unitholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a Unitholder may be required to pay tax with respect to such dividends in excess of any cash received, and, the Company may be required to withhold U.S. tax with respect to dividends payable in Units to non-U.S. Unitholders.

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

Risks Related to Changes in Regulatory Policy. The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy, including, but not limited to, recent enactments and proposals to enact significant tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of United States trade policy, and there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

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

U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act. In response to disruptions in the credit markets and the global economic downturn, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010, which imposed a new regulatory framework over the U.S. financial services industry, non-U.S. financial entities that are regulated by or affiliated with entities regulated by U.S. financial regulators, and the consumer credit markets in general, and proposed and final regulations adopted thereunder, as well as proposed and final regulations to implement the Basel III regulatory capital accords. Given the broad scope and sweeping nature of such changes and the fact that certain final implementing rules and regulations have not yet been adopted or implemented, the potential impact of these actions on the Adviser and the Company is unknown, and no assurance can be made that the impact of such changes would not have a material adverse effect on the Adviser or the Company. For example, the U.S. Financial Stability Oversight Council (“FSOC”) created by the Dodd-Frank Act has the authority to designate asset management firms as a “systemically important financial institution” (“SIFI”). If the Adviser, or one of its affiliates, were designated as a SIFI, it would be subject to a variety of regulations, including capital requirements and limitations on leverage, which could have a material adverse effect on the ability of the Company to pursue its investment strategy. In addition, the Dodd-Frank Act created a new regulator for the credit industry in the U.S. known as the U.S. Consumer Financial Protection Bureau (“CFPB”). Future regulatory actions authorized by the Dodd-Frank Act (including any regulatory actions or other measures taken by the FSOC and/or the CFPB) may significantly reduce the profitability of the Company and its Portfolio Investments.

Changes to Derivatives Regulation. Through comprehensive global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation, Markets in Financial Investments Regulation/Markets in Financial Instruments Directive), certain over-the-counter derivatives transactions in which the Company may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps.

The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants,” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, the Company may still be impacted to the extent the Company enters into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

The effect of such requirements will be likely to (directly or indirectly) increase the Company’s overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to the Company, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect the overall ability of the Company to enter into derivatives transactions with certain counterparties. Administrative costs related to such requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to the Company, may also be reflected in the Company’s derivatives transactions. Requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of the Company’s investing strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact the Company.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives will be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rules. Under the adopted rules, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Investment, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to consider unfunded commitments for purposes of computing the BDC’s asset coverage. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

Uncertainty of the U.S. Political Climate. The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Company cannot predict the impact, if any, of these changes to its business, they could adversely affect the Company’s business, financial condition, operating results and cash flows. Until the Company knows what policy changes are made and how those changes impact business and the business of the Company’s competitors over the long term, the Company will not know if, overall, it will benefit from them or be negatively affected by them.

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

Additionally, because the Units are registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of the Units will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Unitholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each Unitholder is responsible for determining their filing obligations and preparing the filings. In addition, Unitholders who hold more than 10% of a class of the Units may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered Units within a six-month period.

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

Analysis of creditworthiness of issuers of high yield and unrated securities may be more complex than for issuers of higher-quality fixed income securities. Since it is expected that most of the Company’s assets will not be rated by any rating agency or will be rated below investment grade, the Company is more dependent on the Adviser’s creditworthiness analysis than if the Company invested exclusively in higher-quality and rated securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. See “— General Credit Risk” above.

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

The Company’s loans reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.

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

Risks Related to Economic Recessions. The recent macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.

Many of the Company’s Portfolio Investments may be susceptible to economic slowdowns or recessions and may be unable to repay its loans during these periods. As a result of these economic disruptions, the Company’s non-performing assets may increase and the value of its portfolio may decrease during these periods as the Company is required to record the values of its investments. Adverse economic conditions also may decrease the value of collateral securing some of the Company’s loans and the value of its equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and result in its receipt of a reduced level of interest income from the Company’s Portfolio Investments and/or losses or charge offs related to its investments, and, in turn, may adversely affect distributable income and have a material adverse effect on the Company’s results of operations.

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

The Company’s business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on the Company’s business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, the Company’s business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, periods of rising interest rates, and/or a return to unfavorable economic conditions could adversely affect its business.

Risks Related to the U.S.’ Debt Ceiling. The significant debt in the U.S. is expected to hinder growth in the U.S. for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our Portfolio Investments. In addition, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S.

Risks Related to Portfolio Investment Monitoring and Involvement. The Company’s Portfolio Investments will require active monitoring and may, at times, involve participation in business strategy or reorganization proceedings. See “— Control Positions” below. The Company’s investment program may from time to time enable it to place representatives on the creditors’ or steering committees and/or the boards of directors of certain companies in which it has invested. While such involvement may enable the Adviser to enhance the value of the Company’s Portfolio Investments, it may also prevent the Company from freely disposing of such Portfolio Investments, while also exposing it to legal claims and adverse publicity (including claims of breach of duty of loyalty, securities claims and other management-related claims). In addition, if the Adviser’s representatives are serving as directors of companies which are in the “zone of insolvency,” such persons may have a fiduciary obligation to the creditors of such entity as well as the shareholders of such entity. The interests of such parties may be adverse to the interests of the Company. These fiduciary obligations may conflict with the Adviser’s obligation to the Company, and the Adviser may cause its representatives to resign from such positions in order to reduce such conflicts. Any involvement by the Adviser’s representatives (including through serving on a board of directors, or permanent or ad hoc creditors’ or steering committees) may also entail a substantial time commitment, which may limit such representatives’ ability to participate in other Company matters and investments.

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

Lack of Control over Investments. The Company invests in debt securities, but may hold a non-controlling interest in one or more Portfolio Investments. Such investments may not give the Company the ability to influence the management of the company or to elect a representative to the company’s board of directors. In addition, the management of the company or its shareholders may have economic or business interests which are inconsistent with those of the Company, and they may be in a position to take action contrary to the Company’s objectives. A non-controlling interest may be especially adverse to the Company in circumstances, such as certain stressed or distressed situations, where an element of control or influence might be beneficial to the subject investment.

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

The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to the Company. See “—Fraudulent Conveyance and Preference Considerations” below. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of Portfolio Investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding. See “—Lender Liability Considerations and Equitable Subordination” below.

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

Among other liquid investments, the Company may invest cash, pending investment, reinvestment or distribution thereof or in connection with the maintenance of reserves, in money fund products offered from time to time by the Company’s custodian, including the use of bank “sweep” short-term offerings.

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

Risks Related to Disposition of Investments. The Company may dispose of its investments through whatever manner it deems to be advisable, including through asset sales, repackaging transactions, securitizations, IPOs, strategic transactions and other mergers and acquisitions activity, and/or any combination thereof. Therefore, the disposition of Company investments will be subject to the risks associated with the particular exit strategy utilized. See, for example, “— Risks Relating to Bank Loans and Corporate Loans” above. In particular, certain disposition techniques and structures may expose the Company to liability for (among other things) securities laws violations, breaches of representations and warranties, and repurchase or “putback” obligations with respect to securitizations or similar structures.

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

Material Impact of Cybersecurity Risks

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, or financial condition are regularly evaluated. During the reporting period, we did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, our business strategy, operational results, or financial condition. We further describe cybersecurity risks that we face in “Risks Related to Electronic Communications/Cybersecurity” and “We, our Adviser and our portfolio companies are subject to risks associated with cyber-attacks” under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Item 3. Legal Proceedings

Neither we nor our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we or our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

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

Holders

As of February 21, 2025, there were 3 holders of record of our Units.

Recent Sales of Unregistered Securities

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Issuer Repurchases of Equity Securities

None.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

With respect to distributions to Unitholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to Unitholders.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update any forward-looking statements.

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

Recent Developments

On January 14, 2025, the SPV Facility was amended, extending its maturity date to February 11, 2028 and lowering its stated interest rate to S+250, among other changes.

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

In addition, prior to an Exchange Listing, the aggregate amount of the operating expenses relating to Unitholders investing directly in the Company set forth in clauses (ii)-(iv) and the operating expenses included in clauses (xiii) and (xvi) related to U.S. regulatory bodies above borne by the Company (directly or indirectly) will not exceed the following limits in any fiscal year: (A) if the Company has less than or equal to $400 million in Commitments, an amount equal to the sum of (x) the product of the Commitments and 0.0025 and (y) $1.25 million, or (B) if the Company has greater than $400 million in Commitments, $2.25 million (such figure, the “Operating Expense Cap”). Any amount in excess of the Operating Expense Cap for any fiscal year will be paid by the Adviser. Solely by way of example, if Commitments equal $350 million, the Operating Expense Cap will be equal to $2.125 million. For the avoidance of doubt, (i) the Operating Expense Cap will not apply to any fees, costs, expenses and liabilities allocable to persons investing indirectly in the Company through any Unitholder or in connection with (xxi) above, (ii) the Company will not bear the costs of any third-party valuation agent engaged solely for purposes of valuing the Portfolio Investments at each quarter end and (iii) the Operating Expense Cap will no longer apply upon the effectuation of an Exchange Listing.

The Adviser or Administrative Coordinator and/or their affiliates may advance to the Company organizational fees, costs, expenses and liabilities of the Company, including legal expenses, incurred in connection with the initial offering of Units and the formation and establishment of the Company (the “Organizational Expenses”). The Adviser or Administrative Coordinator (or such affiliate) will be reimbursed by the Company for such advanced expenses in an amount not to exceed $0.5 million. The Company will be responsible for and pay (or reimburse) the Organizational Expenses subject to the cap described in the preceding sentence. Accordingly, $0.2 million of offering expenses were charged to capital and $0.2 million of organizational costs were expensed in 2021.

Macroeconomic Environment

Credit markets were highly competitive in 2024 with lower interest rates. The U.S. economy continued to grow during the year amidst declining inflationary pressures. The year ended with an expectation for further interest rate cuts and uncertainties around a new U.S. government and potential impacts to the economy.

Portfolio and Investment Activity

During the year ended December 31, 2024, we invested approximately $20.3 million across 18 portfolio companies. This compares to investing approximately $25.5 million across 23 portfolio companies for the year ended December 31, 2023. Investments sold or prepaid during the year ended December 31, 2024 totaled approximately $14.4 million versus approximately $7.3 million for the year ended December 31, 2023.

At December 31, 2024, our portfolio consisted of 30 portfolio companies with 96.2% invested in senior secured loans, 3.7% in preferred equity and 0.1% invested in common equity/equity interests/warrants, in each case, measured at fair value. At December 31, 2023, our portfolio consisted of 29 portfolio companies with more than 99.9% invested in senior secured loans and less than 0.1% invested in common equity/equity interests/warrants, in each case, measured at fair value.

At December 31, 2024, 96.3% of our income producing investment portfolio was floating rate and 3.7% was fixed rate, measured at fair value. At December 31, 2023, 94.0% of our income producing investment portfolio was floating rate and 6.0% was fixed rate, measured at fair value.

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

Valuation of Portfolio Investments

Rule 2a-5 under the 1940 Act addresses fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with Rule 2a-5’s valuation requirements.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of December 31, 2024, the Company had $44.8 million of senior securities, for an asset coverage ratio of 161.6%.

Taxation as a Regulated Investment Company

The Company has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to Unitholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its Unitholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

Results of Operations

Results are shown for the fiscal years ended December 31, 2024 and December 31, 2023. Results for the fiscal year ended December 31, 2022 can be found in Item 7 of the Company’s annual report on Form 10-K filed on February 27, 2024, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2024 and 2023, gross investment income totaled $8.7 million and $6.8 million, respectively. The comparative increase in gross investment income is due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $6.1 million and $5.4 million, respectively, for the fiscal years ended December 31, 2024 and 2023, of which $1.2 million and $0.6 million, respectively, were management fees, administration fees and incentive fees and $4.3 million and $4.1 million, respectively were interest and other credit facility expenses. Other general and administrative expenses totaled $0.6 million and $0.7 million, respectively, for the fiscal years ended December 31, 2024 and 2023. Expenses generally consist of management fees, administration fees, performance-based incentive fees, if any, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others. The comparative increase in expenses is due to higher interest expense from increased borrowings to support a larger portfolio, along with an accrual for an incentive fee due to higher net income.

Net Investment Income

The Company’s net investment income totaled $2.6 million and $1.4 million or $2.26 and $1.33 per average unit, respectively, for the fiscal years ended December 31, 2024 and 2023.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $14.4 million and $7.3 million, respectively, for the fiscal years ended December 31, 2024 and 2023. Net realized gains (losses) over the same periods were $2 thousand and ($19) thousand, respectively. Net realized gains (losses) for both comparative periods were primarily related to the sale of select assets.

Net Change in Unrealized Gain

For the fiscal years ended December 31, 2024 and 2023, net change in unrealized gain on the Company’s investments totaled $0.4 million and $0.2 million, respectively. Net unrealized gain for the fiscal year ended December 31, 2024 is primarily due to appreciation on our investments in Veronica Holdings, LLC, Retina Midco, Inc. and Outset Medical, Inc., among others, partially offset by unrealized depreciation on our investment in RQM+ Corp., among others. Net unrealized gain for the fiscal year ended December 31, 2023 is primarily due to appreciation on our investments in SCP Eye Care, LLC, ONS MSO, LLC and CVAUSA Management, LLC, among others.

Net Increase in Unitholders’ Capital Resulting From Operations

For the fiscal years ended December 31, 2024 and 2023, the Company had a net increase in Unitholders’ capital resulting from operations of $3.0 million and $1.6 million, respectively. For the same periods, income per average unit was $2.66 and $1.54, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to December 31, 2024, on a net basis, the Company sold and issued 1,253,582 Units at an average price of $22.34 per Unit, for net proceeds of $28.0 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded Commitments totaled $55.9 million at December 31, 2024. The Offering Period of the Company ended on December 31, 2022.

Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million revolving credit facility with JPMorgan Chase Bank, N.A. acting as administrative agent (the “SPV Facility”). On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. On January 23, 2024, the SPV Facility commitments were reduced to $35 million. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $26.3 million of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25 million revolving credit facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner (the “Subscription Facility”). The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, a second amendment to the Subscription Facility was entered into, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, a third amendment to the Subscription Facility was entered into, extending the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $18.5 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of December 31, 2024.

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

A summary of our significant contractual payment obligations for our outstanding credit facilities is as follows as of December 31, 2024:

	Payments due by Period as of December 31, 2024
	(dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$44.8	$18.5	$26.3	$—	$—

(1)
At December 31, 2024, we had a total of $15.2 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
(in millions)
CVAUSA Management, LLC	$1.1	$1.1
Arcutis Biotherapeutics, Inc.	0.8	—
AAH Topco, LLC	0.7	2.3
OIS Management Services, LLC	0.7	1.7
United Digestive MSO Parent, LLC	0.7	0.4
SPR Therapeutics, Inc.	0.6	—
Ardelyx, Inc.	0.6	1.3
Eyesouth Eye Care Holdco LLC	0.4	0.3
Southern Orthodontic Partners Management, LLC	0.3	1.3
Medrina, LLC	0.2	0.2
SunMed Group Holdings, LLC	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
Urology Management Holdings, Inc.	0.1	0.2
Retina Midco, Inc.	—	1.0
Orthopedic Care Partners Management, LLC	—	0.9
Vertos Medical, Inc.	—	0.3
UVP Management, LLC	—	0.2
Total Commitments	$6.5	$11.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Distributions

Tax characteristics of all distributions will be reported to Unitholders on Form 1099 after the end of the applicable calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to Unitholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Mr. Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial Officer for the Adviser and Mr. Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, Mr. Kajee, our Chief Financial Officer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions. If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware Limited Liability Company Act.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East and health epidemics and pandemics introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2024, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fourteen cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2024 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately sixteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2024, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.14)	$0.16

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SLR HC BDC LLC and subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodians, portfolio companies, agents, or other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York

February 25, 2025

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $69,345 and $62,743, respectively)	$70,321	$63,275
Cash	2,684	1,871
Cash equivalents (cost: $0 and $9,919, respectively)	—	9,919
Interest receivable	581	503
Receivable for investments sold	6	—
Prepaid expenses	2	14
Total assets	$73,594	$75,582
Liabilities
Revolving credit facility due February 2027 (the “SPV Facility”) ($26,250 and $24,210 face amounts, respectively, reported net of unamortized debt issuance costs of $481 and $709, respectively. See note 5)	$25,769	$23,501
Revolving credit facility due March 2025 (the “Subscription Facility”) ($18,500 and $17,550 face amounts, respectively, reported net of unamortized debt issuance costs of $27 and $28, respectively. See note 5)	18,473	17,522
Payable for cash equivalents purchased	—	9,919
Management fee payable (see note 3)	477	524
Incentive fee payable (see note 3)	515	—
Administration fee payable (see note 3)	14	12
Interest payable (see note 5)	658	904
Other liabilities and accrued expenses	120	231
Total liabilities	$46,026	$52,613
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,253,582 and 1,069,642 units, respectively, issued and outstanding. See note 2(f))	27,393	23,393
Accumulated distributable net earnings (loss) (see note 2(f))	175	(424)
Total unitholders’ capital	$27,568	$22,969
Total liabilities and unitholders’ capital	$73,594	$75,582
Net asset value per unit	$21.99	$21.47

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	Year ended December 31,
	2024	2023	2022
Investment Income:
Interest income from non-controlled/non-affiliated investments	$8,491	$6,696	$3,732
Dividend income from non-controlled/non-affiliated investments	75	—	—
Other income from non-controlled/non-affiliated investments	107	71	16
Total investment income	8,673	6,767	3,748
Expenses:
Management fees (see note 3)	$682	$565	$419
Incentive fees (see note 3)	515	—	—
Administration fees (see note 3)	53	42	27
Interest and other credit facility expenses (see note 5)	4,280	4,058	1,939
Other general and administrative expenses	580	737	592
Total expenses	6,110	5,402	2,977
Net investment income	$2,563	$1,365	$771
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$2	$(19)	$(16)
Net change in unrealized gain on non-controlled/non-affiliated investments and cash equivalents	444	237	178
Net realized and unrealized gain on non-controlled/non-affiliated investments and cash equivalents	446	218	162
Net Increase in Unitholders’ Capital Resulting From Operations	$3,009	$1,583	$933
Net Income Per Unit	$2.66	$1.54	$1.30

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	Year ended December 31,
	2024	2023	2022
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$2,563	$1,365	$771
Net realized gain (loss)	2	(19)	(16)
Net change in unrealized gain	444	237	178
Net increase in unitholders’ capital resulting from operations	3,009	1,583	933
Distributions to unitholders (see note 9a):
From distributable earnings	(2,410)	(1,870)	(697)
From return of capital	—	(92)	—
Net distributions to Unitholders	(2,410)	(1,962)	(697)
Increase in unitholders’ capital resulting from capital activity (see note 7):
Contributions	4,000	4,000	4,500
Net increase in unitholders’ capital resulting from capital activity	4,000	4,000	4,500
Total increase in unitholders’ capital	4,599	3,621	4,736
Unitholders’ capital, beginning of year	22,969	19,348	14,612
Unitholders’ capital, end of year	$27,568	$22,969	$19,348
Capital unit activity (see note 7):
Units issued	183,940	181,077	206,138
Net increase from capital unit activity	183,940	181,077	206,138

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$3,009	$1,583	$933
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	(2)	19	16
Net change in unrealized gain on investments	(444)	(237)	(178)
Deferred financing costs amortization	369	336	345
Net accretion of discount on investments	(482)	(469)	(234)
(Increase) decrease in operating assets:
Purchase of investments	(17,807)	(25,482)	(28,404)
Proceeds from disposition of investments	11,792	7,164	12,289
Capitalization of payment-in-kind income	(316)	(373)	(100)
Collections of payment-in-kind income	213	—	—
Interest receivable	(78)	(232)	(100)
Prepaid expenses	12	1	(1)
Receivable for investments sold	(6)	—	—
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	(9,919)	(19,909)	9,828
Management fee payable	(47)	199	262
Incentive fee payable	515	—	—
Administration fee payable	2	4	4
Interest payable	(246)	411	454
Other liabilities and accrued expenses	(111)	38	(221)
Net Cash Used in Operating Activities	(13,546)	(36,947)	(5,107)
Cash Flows from Financing Activities:
Contributions from unitholders	4,000	4,000	4,500
Cash distributions paid	(2,410)	(1,962)	(697)
Proceeds from borrowings	24,700	30,635	42,401
Repayments of borrowings	(21,850)	(17,750)	(27,750)
Net Cash Provided by Financing Activities	4,440	14,923	18,454
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,106)	(22,024)	13,347
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,790	33,814	20,467
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,684	$11,790	$33,814
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,157	$3,647	$1,485
Non-cash exchange of investments	2,456	—	—

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 245.4%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	9.71%	1/30/2024	12/22/2027	$1,521	$1,494	$1,521
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+595	2.50%	10.47%	12/22/2021	8/1/2029	3,144	3,259	3,317
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+400(7)	1.00%	8.70%	2/23/2022	7/1/2028	3,449	3,477	3,492
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	9.59%	6/29/2021	6/11/2027	3,985	3,966	3,985
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	10.72%	12/27/2022	1/1/2028	3,348	3,380	3,381
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/22/2023	5/22/2029	1,674	1,633	1,674
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.03%	11/3/2023	11/5/2029	927	905	927
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.96%	10/6/2022	10/5/2029	3,363	3,278	3,363
FE Advance, LLC	Diversified Financial Services	S+650	1.00%	10.86%	7/30/2024	7/30/2027	2,407	2,363	2,407
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/4/2023	1/3/2029	2,617	2,559	2,617
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.44%	3/1/2023	3/1/2029	2,024	1,981	2,024
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	10.02%	12/20/2022	12/1/2027	468	473	475
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.44%	10/20/2023	10/20/2029	690	676	690
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.07%	12/29/2023	11/16/2028	3,225	3,182	3,225
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.34%	4/26/2024	7/8/2026	867	861	867
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.84%	2/10/2023	7/8/2026	2,495	2,455	2,495
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	9.67%	11/3/2022	11/1/2027	3,909	3,963	4,055
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.43%	8/26/2021	8/18/2027	3,822	3,794	3,822
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	12/18/2023	1/31/2026	3,831	3,787	3,908
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675(8)	1.00%	11.34%	8/20/2021	8/12/2029	3,952	3,930	3,794
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.58%	6/3/2022	7/27/2026	3,570	3,532	3,570
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.67%	1/30/2024	2/1/2029	501	502	517
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/16/2021	6/16/2028	1,930	1,911	1,930
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/30/2023	3/30/2029	994	971	994
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.83%	2/7/2023	6/15/2027	1,190	1,167	1,190
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/18/2023	9/15/2025	1,405	1,392	1,405
Vapotherm, Inc.	Health Care Equipment & Supplies	S+600	4.50%	10.52%	2/18/2022	9/20/2027	1,238	1,274	1,281
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.78%	11/6/2023	11/6/2030	832	813	832
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.33%	1/19/2024	10/29/2027	3,880	3,829	3,880
Total Bank Debt/Senior Secured Loans								$66,807	$67,638

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units/ Warrants	Cost	Fair Value
Preferred Equity—9.5%
Veronica Holdings, LLC (Vapotherm)	Health Care Equipment & Supplies	9.00% PIK	9/20/2024	1,172,897	$2,501	$2,622
Total Preferred Equity					$2,501	$2,622
Common Equity/ Warrants—0.2%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals		7/31/2023	1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies		12/20/2022	4,079	3	3
Veronica Holdings, LLC (Vapotherm) Common Units*	Health Care Equipment & Supplies		9/20/2024	26,336	30	57
Total Common Equity/Warrants					$37	$61
Total Investments(5) — 255.1%					$69,345	$70,321
Liabilities in Excess of Other Assets — (155.1%)						(42,753)
Net Assets — 100.0%						$27,568

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) has provided the current interest rate in effect as of December 31, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in the portfolio represented 9.3% of the total assets of the Company.
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

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands)

(5)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $229; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $1,191 and $962, respectively, based on a tax cost of $70,092. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Denotes a Level 1 investment.
(7)
Certain tranches have a spread of S+795, certain tranches have a spread of S+425 and certain tranches have a spread of S+400.
(8)
Spread is S+200 Cash / 4.75% PIK.

* Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2024
Health Care Providers & Services	52.3%
Health Care Equipment & Supplies	14.8%
Pharmaceuticals	9.7%
Diversified Consumer Services	7.7%
Life Science Tools & Services	5.4%
Biotechnology	4.8%
Diversified Financial Services	3.4%
Distributors	1.2%
Health Care Technology	0.7%
Total Investments	100.0%

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements

December 31, 2024

(in thousands, except unit and per unit amounts)

Note 1. Organization

SLR HC BDC LLC (the “Company”, “we”, “us” or “our”) is a Delaware limited liability company formed on July 7, 2020 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 946. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements. The Company was formed primarily to provide investors with attractive long-term returns through investments made pursuant to the investment strategy of the Company described below. SLR Capital Partners, LLC (the “Adviser” or “SLR”) serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”).

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of Units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of Units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of December 31, 2024, $28,000 of capital commitments were drawn and $55,850 were unfunded.

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

The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). The Company was permitted to hold closings at any time during the offering period (the “Offering Period”), which ended on December 31, 2022. The term of the Company is expected to be seven years from the Company’s final closing with the Access Fund, which was held on February 11, 2021, unless the Company is terminated earlier or causes the Units (or securities into which the Units are converted or exchanged) to be listed for trading on a national securities exchange (an “Exchange Listing”) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the Company’s board of directors (the “Board”) for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s registration statement on Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

At any time prior to the end of the term, subject to the requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Units (or securities into which the Units are converted or exchanged) to be listed for trading on a national securities exchange. In connection with any such Exchange Listing, subject to the requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company to complete (i) an initial public offering, (ii) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act, (iii) the sale, exchange or disposition of all or a portion of the assets of the Company, or (iv) a conversion of the Company into a corporation incorporated in a

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

state determined by the Board, either through a conversion in accordance with applicable law, a merger with or into an existing corporation, or otherwise, in which all Units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

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
c.
the audit committee of the Board reviews the preliminary valuations of the Adviser and third-party valuation specialist, if any, and responds to the valuation recommendations to reflect any comments; and
d.
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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2024, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2024, there were no reclassifications on our balance sheet between accumulated distributable net loss and common Unitholders’ capital. Total earnings and net asset value are not affected.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of December 31, 2024.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

December 31, 2024

(in thousands, except unit and per unit amounts)

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

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred $682, $565 and $419, respectively, in Management Fees, $53, $42 and $27, respectively, in Administration Fees and $515, $0 and $0, respectively in Incentive Fees.

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

(xi) all taxes, fees, penalties and other governmental charges levied against the Company (see “Certain U.S. Federal Income Tax Considerations” above) and all fees, costs, expenses, penalties and liabilities related to tax compliance;

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

The following tables present the balances of assets measured at fair value on a recurring basis, as of December 31, 2024 and December 31, 2023:

Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$67,638	$67,638
Preferred Equity	—	—	2,622	2,622
Common Equity/Warrants	1	—	60	61
Total Investments	$1	$—	$70,320	$70,321

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2024, the fair value of the SPV Facility and the Subscription Facility would be $26,250 and $18,500, respectively.

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

The following tables provides a summary of the changes in fair value of Level 3 assets for the years ended December 31, 2024 and 2023, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2024 and 2023:

	Bank Debt/ Senior Secured Loans	Preferred Equity	Common Equity/Warrants	Total
Fair value, December 31, 2023	$63,268	$—	$6	$63,274
Total gains or losses included in earnings:
Net realized gain	—	—	6	6
Net change in unrealized gain (loss)	268	121	56	445
Purchase of investment securities*	19,795	2,501	32	22,328
Proceeds from dispositions of investment securities	(15,693)	—	(40)	(15,733)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, December 31, 2024	$67,638	$2,622	$60	$70,320
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$316	$121	$28	$465

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

	Bank Debt/ Senior Secured Loans	Warrants	Total
Fair value, December 31, 2022	$43,886	$11	$43,897
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	254	(15)	239
Purchase of investment securities*	26,306	15	26,321
Proceeds from dispositions of investment securities	(7,178)	(5)	(7,183)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value, December 31, 2023	$63,268	$6	$63,274
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$259	$(18)	$241

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$67,638	Income Approach	Market Yield	8.5% – 15.9% (11.1%)
Preferred Equity	Asset	$2,622	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$3	Market Approach	Volatility	22.9% -22.9% (22.9%)

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

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

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the SPV Facility commitments were reduced to $35,000. The stated interest rate on the SPV Facility is Term SOFR plus 3.07% with no SOFR floor requirement and the final maturity date is February 18, 2027. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $26,250 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. The stated interest rate on the Subscription Facility is SOFR plus 2.75-3.00%. On December 14, 2021, the Subscription Facility was amended, allowing for increased borrowing base availability, among other changes. On June 14, 2023, the Subscription Facility entered into a second amendment, which replaced the benchmark rate of LIBOR with SOFR. On March 6, 2024, a third amendment to the Subscription Facility was entered into, extending the maturity date to March 14, 2025, among other minor changes. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2024, there were $18,500 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the years ended December 31, 2024 and 2023 was 8.33% and 8.11%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the years ended December 31, 2024 and 2023 was $49,430 and $44,010, respectively.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

Note 6. Commitments and Contingencies

The Company has unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2024 and December 31, 2023 was $6,505 and $11,545, respectively, comprised of the following:

	December 31, 2024	December 31, 2023
CVAUSA Management, LLC	$1,059	$1,059
Arcutis Biotherapeutics, Inc.	837	—
AAH Topco, LLC	735	2,262
OIS Management Services, LLC	673	1,710
United Digestive MSO Parent, LLC	653	391
SPR Therapeutics, Inc.	626	—
Ardelyx, Inc.	556	1,345
Eyesouth Eye Care Holdco LLC	447	343
Southern Orthodontic Partners Management, LLC	264	1,347
Medrina, LLC	239	239
SunMed Group Holdings, LLC	132	132
Exactcare Parent, Inc.	102	102
WCI-BXC Purchaser, LLC	96	96
Urology Management Holdings, Inc.	86	151
Retina Midco, Inc.	—	966
Orthopedic Care Partners Management, LLC	—	901
Vertos Medical, Inc.	—	283
UVP Management, LLC	—	218
Total Commitments	$6,505	$11,545

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2024 and December 31, 2023, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities. From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Units at beginning of period	1,069,642	888,565
Units issued	183,940	181,077
Units issued and outstanding at end of period	1,253,582	1,069,642

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024, December 31, 2023, December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021:

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Per Unit Data: (a)
Net asset value per unit, beginning of period	$21.47	$21.77	$21.41	$—
Net investment income (loss)	2.26	1.33	1.07	(2.97)
Net realized and unrealized gain**	0.39	0.28	0.26	0.40
Net increase (decrease) in Unitholders’ capital resulting from operations	2.65	1.61	1.33	(2.57)
Issuance of initial Units**	—	—	—	24.62
Offering costs	—	—	—	(0.64)
Distributions to Unitholders:
From distributable earnings	(2.13)	(1.85)	(0.97)	—
From return of capital	—	(0.06)	—	—
Net asset value per unit, end of period	$21.99	$21.47	$21.77	$21.41
Total Return(b)(c)	12.34%	7.40%	6.21%	(26.93)%
Unitholders’ capital, end of period	$27,568	$22,969	$19,348	$14,612
Units outstanding, end of period	1,253,582	1,069,642	888,565	682,427
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	10.41%	6.08%	4.91%	(16.59)%
Operating expenses	7.44%	5.99%	6.61%	29.12%
Interest and other credit facility expenses	17.38%	18.08%	12.33%	8.02%
Total expenses	24.82%	24.07%	18.94%	37.14%
Average debt outstanding	$44,496	$31,744	$20,453	$7,352
Portfolio turnover ratio	21.5%	13.9%	36.5%	59.7%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the years ended December 31, 2024, December 31, 2023, December 31, 2022 and the period March 8, 2021 (date of first sale of Units) through December 31, 2021 were 1,132,184, 1,029,458, 720,266 and 276,929, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

* Commencement of operations

** Includes the impact of the different unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

Note 9(a). Income Tax Information and Distributions to Unitholders

The tax character of distributions for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows(1):

	2024		2023		2022
Ordinary income	$2,189	90.8%	$1,817	92.6%	$603	86.5%
Capital gains	221	9.2%	53	2.7%	94	13.5%
Return of capital	—	0.0%	92	4.7%	—	0.0%
Total distributions	$2,410	100.0%	$1,962	100.0%	$697	100.0%

As of December 31, 2024, 2023 and 2022 the total accumulated earnings (loss) on a tax basis were as follows(1):

	2024	2023	2022
Undistributed ordinary income	$113	$—	$155
Undistributed long-term net capital gains	—	—	—
Total undistributed net earnings	113	—	155
Post-October capital losses	—	—	—
Capital loss carryforward	—	—	—
Other book/tax temporary differences	(167)	(183)	(197)
Net unrealized appreciation (depreciation)	229	(241)	(71)
Total tax accumulated earnings (loss)	$175	$(424)	$(113)

(1)
Tax information for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

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

Note 9(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, none of the ordinary distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, 98.60%, 98.16% and 99.58%, respectively, of each of the ordinary distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, 0%, 0.90% and 0%, respectively, of the distributions represent short-term capital gains dividends.

Note 10. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The Company has identified its co-CEOs as the CODM. The CODM reviews all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2024

(in thousands, except unit and per unit amounts)

Additionally, the CODM uses net asset value per unit to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 11. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On January 14, 2025, the SPV Facility was amended, extending its maturity date to February 11, 2028 and lowering its stated interest rate to S+250, among other changes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2024.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to the Company’s directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead the Company to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors, director nominees, officers, or promoters of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity. The Company’s governing documents do not currently provide for the Company’s Board members and executive officers to have a term of office.

Mr. Gross is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and President of the Company and a managing member of the Adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of the Adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act. The Company is part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the Exchange Act. For purposes of this annual report on Form 10-K, the term Fund Complex includes the Company, SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC. Information regarding the Board is as follows:

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	63	Co-Chief Executive Officer, President and Director	2020
Bruce Spohler	64	Co-Chief Executive Officer, Chief Operating Officer and Director	2020
Independent Directors
Steven Hochberg	63	Director	2020
David S. Wachter	61	Director	2020
Leonard A. Potter	63	Director	2020

The address for each of our directors is c/o SLR HC BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Shiraz Y. Kajee	45	Chief Financial Officer and Treasurer
Guy Talarico	69	Chief Compliance Officer and Secretary

Biographical Information

Interested Directors

Michael S. Gross has been the Chairman of the Board, President, and Co-Chief Executive Officer of the Company since September 2020. Mr. Gross has been the chairman of the board of directors of SLR Investment Corp. since December 2007, president of SLR Investment Corp. since November 2007, sole chief executive officer of SLR Investment Corp. from November 2007 to June 2019 and co-chief executive officer of SLR Investment Corp. since June 2019. Mr. Gross has been the chairman of the board of directors SCP Private Credit Income BDC LLC since May 2018, president of SCP Private Credit Income BDC LLC since June 2018, sole chief executive officer of SCP Private Credit Income BDC LLC from June 2018 to June 2019 and co-chief executive officer of SCP Private Credit Income BDC LLC since June 2019. Mr. Gross has been the chairman of the board of directors, co-chief executive officer and president of SLR Private Credit BDC II LLC since April 2022. Mr. Gross also currently serves as a managing member of SLR. Mr. Gross was previously the chairman of the board of directors and president of SLR Senior Investment Corp. from December 2010 to April 2022, sole chief executive officer of SLR Senior Investment Corp. from December 2010 to June 2019 and co-chief executive officer of SLR Senior Investment Corp. from June 2019 to April 2022. Mr. Gross also serves as the chairman of the board of directors of Global Ship Lease Inc.

Mr. Gross holds a B.B.A. in accounting from the University of Michigan and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Gross’ intimate knowledge of the business and operations of SLR, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the Board valuable insight but also positions him well to continue to serve as the Chairman of our Board.

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

Mr. Spohler earned a B.S. from Syracuse University and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR’s business and operations, gives the Board valuable industry-specific knowledge and experience on these and other matters.

Independent Directors

Steven Hochberg has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Hochberg previously served as a director of SLR Senior Investment Corp. from January 2011 until April 2022. Mr. Hochberg is the co-founder and co-general partner of Triatomic Capital G.P. LLC, a technology focused venture capital firm, since 2022. Mr. Hochberg has been an operating partner of Deerfield Management, a healthcare investing firm, since 2022 and served as a partner of Deerfield Management from 2013 to 2021. Mr. Hochberg is the co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment development and of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the chairman of the board of directors of Continuum Health Partners, one of the largest non-profit hospital systems in New York City, until its merger with Mount Sinai in 2013, where he is a vice chairman of Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Mr. Hochberg serves on the board of directors of a number of private healthcare companies, and as a director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine. Mr. Hochberg holds a B.B.A. from the University of Michigan and an M.B.A. from Harvard Business School. Mr. Hochberg’s varied experience in investing in medical technology companies provides the Board with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Leonard A. Potter has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since September 2009, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Potter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Since 2011, Mr. Potter has served as the president and chief investment officer of Wildcat Capital Management, LLC. Mr. Potter has served as senior managing director of Vida Ventures I and II, each a biotech venture fund, since 2017. From 2002 through 2009, Mr. Potter was a managing director — Soros Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. Mr. Potter is currently a member of the board of directors of Hilton Grand Vacations Inc. since 2017 and a director (currently lead independent director) of SuRo Capital Corp. and several private companies. Mr. Potter has a B.A. from Brandeis University and a J.D. from the Fordham University School of Law. Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the Board on regulatory and risk management issues. In addition, his tenure in private equity investments and service as a director of both public and private companies provide industry-specific knowledge and experience to the Board.

David S. Wachter has been a director of the Company since September 2020. Further, he has been a director of SLR Investment Corp. since November 2007, a director of SCP Private Credit Income BDC LLC since May 2018 and a director of SLR Private Credit BDC II LLC since April 2022. Mr. Wachter previously served as a director of SLR Senior Investment Corp. from January 2011 to April 2022. Mr. Wachter is a founding partner and managing partner of W Capital Partners, a private equity fund manager and wholly owned subsidiary of AXA Investment Managers, since 2001. Mr. Wachter has a B.S. in Engineering, with a major in Computer Science and Applied Mathematics, from Tufts University and an M.B.A. from New York University Graduate School of Business. Mr. Wachter’s extensive knowledge of private equity and investment banking provides the Board with the valuable insight of an experienced financial manager.

Executive Officers Who Are Not Directors

Shiraz Y. Kajee has been the Chief Financial Officer and Treasurer of the Company since April 2023. He has been the chief financial officer and treasurer of SLR Investment Corp. since April 2023, the chief financial officer and treasurer of SCP Private Credit Income BDC LLC since April 2023 and the chief financial officer and treasurer of SLR Private Credit BDC II LLC since April 2023, and secretary of such entities, in addition to the Company, from April 2023 to November 2023. From December 2015 through March 2023, Mr. Kajee served as a Managing Director at New Mountain Capital, L.L.C., a private equity firm, which also included serving as Chief Financial Officer and Treasurer of the following business development companies: New Mountain Finance Corporation since 2015, NMF SLF I, Inc. since 2019, New Mountain Guardian III BDC, L.L.C. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Kajee received both his Master of Science in Accounting and a Bachelor of Business Administration in Finance from Baruch College—City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.

Guy Talarico has been the Chief Compliance Officer of the Company since September 2020 and Secretary since November 2023. He has been the chief compliance officer of SLR Investment Corp. since July 2008 and Secretary since November 2023, the chief compliance officer of SCP Private Credit Income BDC LLC since June 2018 and Secretary since November 2023 and the chief compliance officer of SLR Private Credit BDC II LLC since April 2022 and Secretary since November 2023. Mr. Talarico currently serves as General Counsel and Chief Compliance Officer for SLR since May 2023. In addition, Mr. Talarico previously served as the chief compliance officer of SLR Senior Investment Corp. from December 2010 until April 2022. Mr. Talarico previously served as managing director of ACA Group, LLC (successor to Foreside Consulting Services LLC, and ultimate successor to Alaric Compliance Services, LLC, which he founded in December 2005). Mr. Talarico holds a B.S. ChE from Lehigh University, an M.B.A. from Fairleigh Dickinson University and a J.D. from New York Law School.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee has also established guidelines and make recommendations to our Board regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the Audit Committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The Audit Committee is composed of Steven Hochberg, David S. Wachter and Leonard A. Potter. Mr. Hochberg serves as Chairman of the Audit Committee. Our Board has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Co-Chief Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics is filed herewith and the Company intends to disclose amendments to or waivers from required provisions of the code of ethics on Form 8-K.

Insider Trading Policy

The Company has adopted a joint code of ethics and insider trading policy in conjunction with the Adviser and SLR BDCs that the Company believes is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. The joint code of ethics and insider trading policy governs the purchase, sale and/or other dispositions of the securities of the Adviser, the Company and the SLR BDCs and applies to (i) any partner, member, officer or director of the Adviser, the Company and the SLR BDCs, or other person occupying a similar status or performing similar function; (ii) any employee of the Adviser, the Company and the SLR BDCs; (iii) any U.S. consultant who has been contracted by the Adviser, the Company and the SLR BDCs for more than ninety (90) days; and (iv) any other person who provides advice on behalf of the Adviser, the Company and the SLR BDCs and is subject to the respective entity’s supervision and control.

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2023. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our affiliated officers receives direct compensation from the Company. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in the Adviser, are entitled to a portion of any profits earned by the Adviser, which includes any fees payable by us to the Adviser under the terms of the Investment Management Agreement, less expenses incurred by Adviser in performing its services under the Investment Management Agreement. Mr. Gross and Mr. Spohler do not receive any additional compensation from Adviser in connection with the management of our portfolio.

Mr. Kajee, our Chief Financial Officer and Treasurer and Mr. Talarico, our Chief Compliance Officer and Secretary are paid by the Adviser or its affiliates, and such costs or payments are not subject to reimbursement by the Company.

Compensation of Directors

The following table sets forth the compensation of the Company’s directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total Compensation from the Company	Total Compensation from the Fund Complex
Interested Directors
Michael S. Gross	—	—	—	—	—
Bruce Spohler	—	—	—	—	—
Independent Directors
Steven Hochberg	$25,000	—	—	$25,000	$202,000
David S. Wachter	$25,000	—	—	$25,000	$197,000
Leonard A. Potter	$25,000	—	—	$25,000	$197,000

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
(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors or officers. As a result, we have not historically, and we do not expect to, grant equity awards to its directors or officers.

Compensation Committee

The Company currently does not have a Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2024 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a compensation committee report for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 21, 2025, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

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
(2)
Based on a total of 1,253,582 Units issued and outstanding as of February 21, 2025.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 21, 2025. We are not part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the Exchange Act. For purposes of this annual report on Form 10-K, the term Fund Complex includes the Company, SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Dollar Range of Equity Securities Beneficially Owned in the Fund Complex (1)(2)(3)
Interested Directors
Michael S. Gross	—	Over $100,000
Bruce Spohler	—	Over $100,000
Independent Directors
Steven Hochberg	—	$10,001-$50,000
Leonard A. Potter	—	Over $100,000
David S. Wachter	—	Over $100,000

(1)
The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
(3)
The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the total dollar range of equity securities in SLR Investment Corp. beneficially owned by the directors, as no director has beneficial ownership of the Company, SCP Private Credit Income BDC LLC or SLR Private Credit BDC II LLC. The dollar range of equity securities beneficially owned in SLR Investment Corp. is based on the closing price of SLR Investment Corp’s common stock of $17.65 on February 21, 2025 on the NASDAQ Global Select Market.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. Our Board, including a majority of the directors who are disinterested directors, most recently voted to approve the continuation of the Investment Management Agreement at a virtual meeting held on August 5, 2024 in reliance on certain exemptive relief provided by the SEC, such approval being effective as of September 1, 2024 and extending the term of the Investment Management Agreement to September 1, 2025, which was ratified at the Board’s next in-person meeting on November 5, 2024. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.

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
In addition, the Company may be unable or limited in its ability to acquire Portfolio Investments or take certain actions with respect to Portfolio Investments (including taking “active” positions with respect to such Portfolio Investments) due to the Adviser’s duties to other clients or under applicable law (including the Advisers Act, the 1940 Act and the U.S. Employee Retirement Income Security Act of 1974, as amended) or by the Adviser’s intention to avoid certain potential conflicts of interest or regulatory issues or obligations, and individual members of the investment team may be subject to similar constraints (or unable to participate in certain Company matters) due to similar considerations. Similarly, the Adviser may be required to take certain actions (including disposing of investments owned by the Company and/or other clients) due to such issues, obligations or potential conflicts. In order for the Adviser to adhere to its applicable fiduciary obligations as well as to address and/or mitigate conflicts of interest, it may not be possible or appropriate to make available resources of the Adviser that might be relevant to particular investment decisions by the investment professionals responsible for the Company’s investment program. Such restrictions could result in such investment professionals making investment or other decisions for the Company that are different from the decisions they would make if there were no such limits or restrictions.

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

The Adviser, the Administrative Coordinator and the Company’s custodian will from time to time act as investment advisers, administrators or custodians in relation to, or otherwise be involved with, other companies established by parties other than the Company. Such companies may have similar objectives to the Company. Should a conflict of interest arise, the Board will endeavor to ensure that it is resolved fairly, to the extent it is in a position to do so.

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

The Adviser may grant certain Unitholders a priority right to participate in co-investment opportunities, subject to the requirements of the Order and to applicable law. The existence of such priority co-investment rights may result in other Unitholders receiving fewer or no co-investment opportunities. Because co-investors may not be identified and/or may not agree to invest until relatively late in the investment process, or for other reasons, co-investors may not bear their proportionate share of investment-related expenses (including “broken deal” expenses). Beneficial owners of more than 25% of the Company’s Units are not permitted to participate in co-investment opportunities, and beneficial owners of between 5% and 25% of the Company’s Units are only permitted to participate in co-investment opportunities upon approval of the Board. A non-binding indication of interest in co-investments does not require the Adviser to notify such interested party of any co-investment opportunity.

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

The Company and certain other funds managed by the Adviser or an affiliate may, but are not expected to hold certain investments and conduct certain activities through the same special purpose vehicles or other structures. The use of such common special purpose vehicles or other structures may give rise to various conflicts of interest; for example, the use of any such vehicle may make it more difficult to address specific considerations applicable to the Company than if separate vehicles were used. In addition, a level of discretion will be required with respect to each entity’s relative participation in any such vehicle, including adjustments intended to reflect the entities’ relative capital available for investment as of the conclusion of their respective offering periods.

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

Valuation. Subject to approval by the Board, the Adviser will value securities, loans or other instruments for which market quotes are not readily available at fair value (or if extraordinary events occur after the last readily available quotation) and is subject to certain conflicts of interest in doing so. In particular, the Adviser may be incentivized to produce higher valuations in order to enhance Company performance, and/or due to the operation of the guideline.

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

Limitation on Liability of Directors; Indemnification and Advance of Expenses

Under the LLC Agreement, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which such officer or director might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. In addition, we have obtained liability insurance for our officers and directors.

Item 14. Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2024 and December 31, 2023, the Company incurred the following fees for services provided by KPMG LLP, including expenses:

Table below in thousands

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$125.0	$135.0
Audit-Related Fees	—	—
Tax Fees	18.6	17.3
All Other Fees	—	—
Total Fees:	$143.6	$152.3

Audit Fees: Audit fees consist of fees for professional services rendered for quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2024, the Audit Committee pre-approved 100% of the services described in this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents Filed as Part of this Report

(b) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

4.2	Description of Securities(3)

10.1	Form of Investment Management Agreement with Solar Capital Partners, LLC(1)

10.2	Custody Agreement by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Citibank, N.A.(1)

10.3	Custodial Services Election Agreement by and between the Company and Citibank, N.A(1)

10.4	Form of Revolving Credit Agreement by and between the Company and ING Capital LLC as Administrative Agent, Sole Lead Arranger and Sole Bookrunner(4)

10.5

Form of Loan and Security Agreement by and among SLR HC BDC SPV LLC, as borrower; SLR HC BDC LLC as parent and servicer; the Lenders party hereto; the collateral agent, collateral administrator and securities intermediary party hereto and JPMorgan Chase Bank, N.A. as administrative agent, dated as of February 18, 2022 (as amended through Amendment No. 2 dated January 14, 2025)*

14.1	Code of Business Conduct(5)

19.1	Joint Code of Ethics and Insider Trading Policy(5)

21.1	Subsidiaries of SLR HC BDC LLC*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
(4)
Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 000-56247) filed on May 5, 2021.
(5)
Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (File No. 000-56247) filed on November 6, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR HC BDC LLC

/S/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 25, 2025	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title
February 25, 2025	/s/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 25, 2025	/s/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Bruce J. Spohler

February 25, 2025	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 25, 2025	/s/ DAVID S. WACHTER David S. Wachter	Director

February 25, 2025	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 25, 2025	/s/ SHIRAZ Y. KAJEE Shiraz Y. Kajee	Chief Financial Officer (Principal Financial Officer)