Form 10-Q
period 2025-03-31
SLR HC BDC LLC
filed 2025-05-07
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the registrant’s units. The issuer had 1,253,582 units outstanding as of May 5, 2025.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2025

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of March 31, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and the three months ended March 31, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
SIGNATURES		44

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $72,616 and $69,345, respectively)	$73,401	$70,321
Cash	1,979	2,684
Interest receivable	683	581
Receivable for investments sold	31	6
Prepaid expenses and other assets	26	2
Total assets	$76,120	$73,594
Liabilities
Revolving credit facility due February 2028 (the “SPV Facility”) ($31,250 and $26,250 face amounts, respectively, reported net of unamortized debt issuance costs of $541 and $481, respectively. See note 5)	$30,709	$25,769
Revolving credit facility due March 2026 (the “Subscription Facility”) ($17,300 and $18,500 face amounts, respectively, reported net of unamortized debt issuance costs of $117 and $27, respectively. See note 5)	17,183	18,473
Management fee payable (see note 3)	—	477
Incentive fee payable (see note 3)	61	515
Administration fee payable (see note 3)	14	14
Interest payable (see note 5)	605	658
Other liabilities and accrued expenses	172	120
Total liabilities	$48,744	$46,026
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,253,582 and 1,253,582 units, respectively, issued and outstanding)	27,393	27,393
Accumulated distributable net earnings (loss)	(17)	175
Total unitholders’ capital	$27,376	$27,568
Total liabilities and unitholders’ capital	$76,120	$73,594
Net asset value per unit	$21.84	$21.99

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended
	March 31, 2025	March 31, 2024
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,948	$2,167
Dividend income from non-controlled/non-affiliated investments	69	—
Other income from non-controlled/non-affiliated investments	7	—
Total investment income	2,024	2,167
Expenses:
Management fees (see note 3)	$168	$154
Incentive fees (see note 3)	53	—
Administration fees (see note 3)	14	12
Interest and other credit facility expenses (see note 5)	974	1,074
Other general and administrative expenses	152	187
Total expenses	1,361	1,427
Net investment income	$663	$740
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$1	$(3)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(191)	133
Net realized and unrealized gain (loss) on non-controlled/ non-affiliated investments and cash equivalents	(190)	130
Net Increase in Unitholders’ Capital Resulting From Operations	$473	$870
Net Income Per Unit	$0.38	$0.81

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended
	March 31, 2025	March 31, 2024
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$663	$740
Net realized gain (loss)	1	(3)
Net change in unrealized gain (loss)	(191)	133
Net increase in unitholders’ capital resulting from operations	473	870
Distributions to unitholders:
From distributable earnings	(664)	(540)
From return of capital	(1)	—
Net distributions to unitholders	(665)	(540)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	—
Net increase in unitholders’ capital resulting from capital activity	—	—
Total increase (decrease) in unitholders’ capital	(192)	330
Unitholders’ capital, beginning of period	27,568	22,969
Unitholders’ capital, end of period	$27,376	$23,299
Capital unit activity (see note 7):
Units issued	—	—
Net increase from capital unit activity	—	—

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$473	$870
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	(1)	3
Net change in unrealized (gain) loss on investments	191	(133)
Deferred financing costs amortization	172	99
Net accretion of discount on investments	(90)	(117)
(Increase) decrease in operating assets:
Purchase of investments	(11,030)	(4,419)
Proceeds from disposition of investments	7,956	4,812
Capitalization of payment-in-kind income	(106)	(107)
Interest receivable	(102)	(63)
Prepaid expenses and other assets	(24)	(50)
Receivable for investments sold	(25)	(2)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	—	(4,955)
Management fee payable	(477)	(524)
Incentive fee payable	(454)	—
Interest payable	(53)	(140)
Other liabilities and accrued expenses	52	16
Net Cash Used in Operating Activities	(3,518)	(4,710)
Cash Flows from Financing Activities:
Cash distributions paid	(665)	(540)
Proceeds from borrowings	13,278	6,513
Repayments of borrowings	(9,800)	(5,500)
Net Cash Provided by Financing Activities	2,813	473
NET DECREASE IN CASH AND CASH EQUIVALENTS	(705)	(4,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,684	11,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,979	$7,553
Supplemental disclosure of cash flow information:
Cash paid for interest	$855	$1,214

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 258.1%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	9.67%	1/2024	12/2027	$2,027	$1,992	$2,027
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+595	2.50%	10.27%	12/2021	8/2029	3,144	3,270	3,325
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+400(7)	1.00%	8.70%	2/2022	7/2028	3,449	3,487	3,492
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	9.56%	6/2021	6/2027	3,975	3,958	3,975
Centinel Spine, LLC	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	1,897	1,880	1,878
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	10.52%	12/2022	1/2028	3,348	3,385	3,381
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.57%	5/2023	5/2029	5,798	5,701	5,798
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	11/2023	11/2029	924	903	924
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.92%	10/2022	10/2029	3,466	3,381	3,466
FE Advance, LLC	Financial Services	S+650	1.00%	10.83%	7/2024	7/2027	2,407	2,367	2,407
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	10.74%	1/2023	1/2029	2,610	2,555	2,610
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	9.44%	1/2025	2/2029	1,844	1,836	1,844
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.42%	3/2023	3/2029	2,018	1,977	2,018
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	9.82%	12/2022	12/2027	429	436	437
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.25%	10/2023	10/2029	804	787	804
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.05%	12/2023	11/2028	3,383	3,340	3,383
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.04%	4/2024	7/2026	865	860	865
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.54%	2/2023	7/2026	2,489	2,455	2,489
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+500	0.75%	9.51%	3/2025	3/2028	2,046	1,966	1,964
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.30%	8/2021	8/2027	3,812	3,787	3,812
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675(8)	1.00%	11.31%	8/2021	8/2029	3,989	3,954	3,829
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2022	7/2026	3,614	3,581	3,614
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.47%	1/2024	2/2029	751	751	776
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.89%	6/2021	6/2028	1,925	1,908	1,925
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.05%	3/2023	3/2029	1,042	1,019	1,042
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	2/2023	6/2027	1,187	1,166	1,187
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.70%	9/2023	9/2025	1,402	1,393	1,402
Vapotherm, Inc.	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	1,238	1,279	1,285
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.55%	11/2023	11/2030	830	812	830
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.30%	1/2024	10/2027	3,871	3,823	3,871
Total Bank Debt/Senior Secured Loans								$70,009	$70,660

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units/ Warrants	Cost	Fair Value
Preferred Equity—9.8%
Veronica Holdings, LLC (Vapotherm)	Health Care Equipment & Supplies	9.00% PIK	9/2024	1,172,897	$2,570	$2,681
Total Preferred Equity					$2,570	$2,681
Common Equity/ Warrants—0.2%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals		7/2023	1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies		12/2022	4,079	3	2
Veronica Holdings, LLC (Vapotherm) Common Units*	Health Care Equipment & Supplies		9/2024	26,336	30	57
Total Common Equity/Warrants					$37	$60
Total Investments(5) — 268.1%					$72,616	$73,401
Liabilities in Excess of Other Assets — (168.1%)						(46,025)
Net Assets — 100.0%						$27,376

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of March 31, 2025.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2025, on a fair value basis, non-qualifying assets in our portfolio represented 9.0% of the total assets of the Company.
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

March 31, 2025

(in thousands, except share/unit amounts)

(5)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $38; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $996 and $958, respectively, based on a tax cost of $73,363. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Denotes a Level 1 investment.
(7)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
(8)
Spread is S+200 Cash / 4.75% PIK.

* Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2025
Health Care Providers & Services	53.6%
Health Care Equipment & Supplies	11.3%
Pharmaceuticals	9.3%
Diversified Consumer Services	8.0%
Life Science Tools & Services	5.2%
Biotechnology	4.6%
Financial Services	3.3%
Personal Care Products	2.5%
Distributors	1.1%
Health Care Technology	1.1%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 245.4%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	9.71%	1/2024	12/2027	$1,521	$1,494	$1,521
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+595	2.50%	10.47%	12/2021	8/2029	3,144	3,259	3,317
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+400(7)	1.00%	8.70%	2/2022	7/2028	3,449	3,477	3,492
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	9.59%	6/2021	6/2027	3,985	3,966	3,985
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	10.72%	12/2022	1/2028	3,348	3,380	3,381
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+650	1.00%	10.84%	5/2023	5/2029	1,674	1,633	1,674
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	10.03%	11/2023	11/2029	927	905	927
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.96%	10/2022	10/2029	3,363	3,278	3,363
FE Advance, LLC	Diversified Financial Services	S+650	1.00%	10.86%	7/2024	7/2027	2,407	2,363	2,407
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	11.74%	1/2023	1/2029	2,617	2,559	2,617
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.44%	3/2023	3/2029	2,024	1,981	2,024
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	10.02%	12/2022	12/2027	468	473	475
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.44%	10/2023	10/2029	690	676	690
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.07%	12/2023	11/2028	3,225	3,182	3,225
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.34%	4/2024	7/2026	867	861	867
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.84%	2/2023	7/2026	2,495	2,455	2,495
Outset Medical, Inc.(4)	Health Care Equipment & Supplies	S+515	2.75%	9.67%	11/2022	11/2027	3,909	3,963	4,055
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.43%	8/2021	8/2027	3,822	3,794	3,822
Retina Midco, Inc.(4)	Health Care Providers & Services	S+575	1.00%	10.35%	12/2023	1/2026	3,831	3,787	3,908
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675(8)	1.00%	11.34%	8/2021	8/2029	3,952	3,930	3,794
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.58%	6/2022	7/2026	3,570	3,532	3,570
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.67%	1/2024	2/2029	501	502	517
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	10.19%	6/2021	6/2028	1,930	1,911	1,930
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.08%	3/2023	3/2029	994	971	994
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.83%	2/2023	6/2027	1,190	1,167	1,190
UVP Management, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.73%	9/2023	9/2025	1,405	1,392	1,405
Vapotherm, Inc.	Health Care Equipment & Supplies	S+600	4.50%	10.52%	2/2022	9/2027	1,238	1,274	1,281
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.78%	11/2023	11/2030	832	813	832
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+500	1.00%	9.33%	1/2024	10/2027	3,880	3,829	3,880
Total Bank Debt/Senior Secured Loans								$66,807	$67,638

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Maturity Date	Shares/ Warrants	Cost	Fair Value
Preferred Equity—9.5%
Veronica Holdings, LLC (Vapotherm)	Health Care Equipment & Supplies	9.00% PIK	9/2024		1,172,897	$2,501	$2,622
Total Preferred Equity						$2,501	$2,622
Common Equity/ Warrants—0.2%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals		7/2023		1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies		12/2022		4,079	3	3
Veronica Holdings, LLC (Vapotherm) Common Units*	Health Care Equipment & Supplies		9/2024		26,336	30	57
Total Common Equity/Warrants						$37	$61
Total Investments(5) — 255.1%						$69,345	$70,321
Liabilities in Excess of Other Assets — (155.1%)							(42,753)
Net Assets — 100.0%							$27,568

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate or the prime index rate, and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of December 31, 2024.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2024, on a fair value basis, non-qualifying assets in our portfolio represented 9.3% of the total assets of the Company.
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

March 31, 2025

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its units were canceled. As of March 31, 2025, $28,000 of capital commitments were drawn and $55,850 were unfunded.

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

The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). The Company was permitted to hold closings at any time during the Company’s offering period, which ended on December 31, 2022. The term of the Company is expected to be seven years from the Company’s final closing with the Access Fund, which was held on February 11, 2021, unless the Company is terminated earlier or causes its units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange (an “Exchange Listing”) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors for up to two consecutive one-year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

At any time prior to the end of the term, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the Company’s units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange. In connection with any such Exchange Listing, subject to the requirements of the 1940 Act and applicable law, the board of directors may, without the approval of Unitholders, cause the Company to complete (i) an initial public offering, (ii) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act, (iii) the sale, exchange or disposition of all or a portion of the assets of the Company, or (iv) a conversion of the Company into a

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

corporation incorporated in a state determined by the board of directors, either through a conversion in accordance with applicable law, a merger with or into an existing corporation or otherwise in which all units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2025, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(d)
The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized, and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fees and other fee income for services rendered, if any, are recorded as other income when earned.
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

March 31, 2025

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of March 31, 2025.

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee. No administration fees have been waived as of March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $168 and $154, respectively, in Management Fees, $14 and $12, respectively, in Administration Fees and $53 and $0, respectively, in Incentive Fees.

Payment of Expenses under the Investment Management Agreement

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024:

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

Fair Value Measurements

As of March 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$70,660	$70,660
Preferred Equity	—	—	2,681	2,681
Common Equity/Warrants	1	—	59	60
Total Investments	$1	$—	$73,400	$73,401

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2025, the fair value of the SPV Facility and the Subscription Facility would be $31,250 and $17,300, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2025:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, December 31, 2024	$67,638	$2,622	$60	$70,320
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(180)	(10)	(1)	(191)
Purchase of investment securities*	11,158	69	—	11,227
Proceeds from dispositions of investment securities	(7,956)	—	—	(7,956)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31, 2025	$70,660	$2,681	$59	$73,400
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$32	$(10)	$(1)	$21

* Includes PIK capitalization and accretion of discount.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2024:

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

* Includes PIK capitalization and accretion of discount.

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

March 31, 2025

(in thousands, except unit and per unit amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$70,660	Income Approach	Market Yield	9.3% – 14.6% (10.9%)
Preferred Equity	Asset	$2,681	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$2	Market Approach	Volatility	17.5% –17.5% (17.5%)

* This asset was valued at $2.18 per share, which is the price per share paid to the stockholders at the time of the closing of the transaction.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$67,638	Income Approach	Market Yield	8.5% – 15.9% (11.1%)
Preferred Equity	Asset	$2,622	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$3	Market Approach	Volatility	22.9% – 22.9% (22.9%)

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

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the
“SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the
SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the SPV Facility commitments were reduced to
$35,000. Effective with an amendment on January 14, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.50% with no SOFR floor requirement and the final maturity date is February 11, 2028. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $31,250 of borrowings outstanding under the SPV Facility.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 10, 2025, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 13, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $17,300 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the three months ended March 31, 2025 and the year ended December 31, 2024 was 7.14% and 8.33%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the three months ended March 31, 2025 and the year ended December 31, 2024 was $48,550 and $49,430, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of March 31, 2025 and December 31, 2024 was $7,448 and $6,505, respectively, comprised of the following:

	March 31, 2025	December 31, 2024
AAH Topco, LLC	$2,160	$735
Arcutis Biotherapeutics, Inc.	837	837
Pinnacle Fertility, Inc.	744	—
United Digestive MSO Parent, LLC	602	653
Ardelyx, Inc.	556	556
OIS Management Services, LLC	507	673
CVAUSA Management, LLC	446	1,059
SPR Therapeutics, Inc.	376	626
Eyesouth Eye Care Holdco LLC	335	447
Southern Orthodontic Partners Management, LLC	174	264
Foundation Consumer Brands, LLC	171	—
SunMed Group Holdings, LLC	132	132
Medrina, LLC	124	239
Exactcare Parent, Inc.	102	102
WCI-BXC Purchaser, LLC	96	96
Urology Management Holdings, Inc.	86	86
Total Commitments	$7,448	$6,505

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of March 31, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2025

(in thousands, except unit and per unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Units at beginning of period	1,253,582	1,069,642
Units issued	—	—
Units issued and outstanding at end of period	1,253,582	1,069,642

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.99	$21.47
Net investment income	0.53	0.69
Net realized and unrealized gain (loss)*	(0.15)	0.12
Net increase in Unitholders’ capital resulting from operations	0.38	0.81
Distributions to Unitholders:
From distributable earnings	(0.53)	(0.50)
Net asset value per unit, end of period	$21.84	$21.78
Total Return (b)(c)	1.73%	3.77%
Unitholders’ capital, end of period	$27,376	$23,299
Units outstanding, end of period	1,253,582	1,069,642
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	2.41%	3.22%
Operating expenses	1.40%	1.53%
Interest and other credit facility expenses	3.54%	4.68%
Total expenses	4.94%	6.21%
Average debt outstanding	$43,496	$41,687
Portfolio turnover ratio	11.5%	7.1%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the three months ended March 31, 2025 and March 31, 2024 were 1,253,582 and 1,069,642, respectively.
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

March 31, 2025

(in thousands, except unit and per unit amounts)

Note 9. Segment Reporting

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations, changes in unitholders’ capital and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2024, and the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 7, 2025

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
•
changes in U.S. tariff and import/export regulations;
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

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

The Company’s principal focus is to invest in two differentiated strategies, first lien healthcare cash flow loans and first lien life science loans. First lien healthcare cash flow loans are expected to be made to private equity-owned upper-middle-market healthcare companies with earnings before income taxes, depreciation and amortization (“EBITDA”) between approximately $25 million and $100 million. These aggregate loan tranches are expected to range in size from $100 million to $300 million. Healthcare cash flow loans are generally expected to have a five-to-six-year final maturity and are often repaid within three years. First lien life science loans are expected to be made to venture capital owned pre-commercialization or early revenue drug and device development companies. These aggregate loan tranches are expected to range in size from $25 million to $150 million. Loans to life science companies are generally expected to have an initial interest-only period and then straight-line amortization with a four-to-five-year final maturity. These loans are often repaid within two to three years. The Company expects to primarily invest in non-investment grade debt instruments. The Company also expects that some of its investments will contain delayed-draw term loan type features (which is a legally binding commitment by the Company to fund additional term loans to a borrower in the future) and/or other types of unfunded commitments. The Company expects to co-invest with other vehicles managed by SLR (the “SLR Funds”). The Company and the SLR Funds are under common control with SLR. There can be no assurance that the Company will be able to co-invest with such other funds, including as a result of legal restrictions and contractual restrictions, and, as a result, the Company may not be able to meet its investment objective. The Company believes the potential scale resulting from co-investments with vehicles managed by SLR will provide the Company a significant advantage to source loans over other lenders that do not have the capital base to provide significant debt financing. The Company’s investments in portfolio companies are referred to herein as “Portfolio Investments”.

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, we invested $11.0 million across 11 portfolio companies. This compares to investing $4.4 million in 9 portfolio companies during the three months ended March 31, 2024. Investments sold or prepaid during the three months ended March 31, 2025 totaled $8.0 million versus $4.9 million for the three months ended March 31, 2024.

At March 31, 2025, our portfolio consisted of 31 portfolio companies and was invested 96.2% directly in senior secured loans, 3.7% in preferred equity and 0.1% in common equity/warrants, versus 30 portfolio companies invested more than 99.9% directly in senior secured loans and less than 0.1% in common equity/warrants at March 31, 2024, in each case measured at fair value.

At March 31, 2025, 96.3% of our income producing investment portfolio was floating rate and 3.7% was fixed rate, measured at fair value. At March 31, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of March 31, 2025, the Company had $48.6 million of senior securities, for an asset coverage ratio of 156.4%.

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

Results of Operations

Results are shown below for the three months ended March 31, 2025 and March 31, 2024:

Investment Income

For the three months ended March 31, 2025 and March 31, 2024, gross investment income totaled $2.0 million and $2.2 million, respectively. The comparative decrease in gross investment income was primarily due to a decrease in average SOFR year-over-year.

Expenses

Expenses totaled $1.4 million and $1.4 million, respectively, for the three months ended March 31, 2025 and March 31, 2024, of which $0.2 million and $0.1 million, respectively, consisted of management, incentive and administration fees and $1.0 million and $1.1 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2025 and March 31, 2024. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The slight comparative decrease in expenses is generally due to decreased borrowing costs due to lower interest rates on those borrowings.

Net Investment Income

The Company’s net investment income totaled $0.7 million and $0.7 million, or $0.53 and $0.69 per average Unit, respectively, for the three months ended March 31, 2025 and March 31, 2024.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $8.0 million and $4.9 million, respectively, for the three months ended March 31, 2025 and March 31, 2024. Net realized gain (loss) over the same periods totaled $1 thousand and $(3) thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2025 and March 31, 2024, net change in unrealized gain (loss) on the Company’s assets totaled $(0.2) million and $0.1 million, respectively. Net unrealized loss for the three months ended March 31, 2025 was primarily due to the reversal upon exit of previously unrealized appreciation on our investments in Retina Midco, Inc. and Outset Medical, Inc., partially offset by unrealized appreciation on our investment in CVAUSA Management, LLC, among others. Net unrealized gain for the three months ended March 31, 2024 was primarily due to appreciation on our investments in Arcutis Therapeutics, Inc., Exactcare Parent, Inc. and WCI-BXC Purchaser, LLC, among others, partially offset by unrealized depreciation on our investments in Outset Medical, Inc. and RQM+ Corp., among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three months ended March 31, 2025 and March 31, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $0.5 million and $0.9 million, respectively. For the same periods, income per average Unit was $0.38 and $0.81, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to March 31, 2025, on a net basis, the Company sold and issued 1,253,582 Units at an average price of $22.34 per Unit, for net proceeds of $28.0 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $55.9 million at March 31, 2025.

Debt

Revolving credit facility due February 2028 (the “SPV Facility”)—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. On January 23, 2024, the SPV Facility commitments were reduced to $35 million. Effective with an amendment on January 14, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.50% with no SOFR floor requirement and the final maturity date is February 11, 2028. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $31.3 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due March 2026 (the “Subscription Facility”)—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 10, 2025, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 13, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2025, there were $17.3 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of March 31, 2025.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Pursuant to the Investment Management Agreement, we are obligated to pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, we pay the Adviser, in its capacity as Administrative Coordinator, an administration fee for administrative and coordination services. Following an Exchange Listing, the Company intends to enter into a separate administration agreement with an affiliate pursuant to which administrative services would be provided to the Company, as described further below. The Pre-Exchange Listing Administration Fee (as defined in Note 3) will not offset any fees paid to the Adviser. Under the Investment Management Agreement, prior to an Exchange Listing, the Administrative Coordinator may engage or delegate certain administrative functions to third parties or affiliates on behalf of the Company. The Administrative Coordinator will be responsible for all expenses of its own staff responsible for (i) certain on-going, routine, non-investment-related administrative services for the Company, (ii) the coordination of various third-party services needed or required by the Company, and (iii) certain Unitholder servicing functions.

A summary of our significant contractual payment obligations is as follows as of March 31, 2025:

Payments due by Period as of March 31, 2025 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$48.6	$17.3	$31.3	$—	$—

(1)
At March 31, 2025, we had a total of $11.5 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
(in millions)
AAH Topco, LLC	$2.2	$0.7
Arcutis Biotherapeutics, Inc.	0.8	0.8
Pinnacle Fertility, Inc.	0.7	—
United Digestive MSO Parent, LLC	0.6	0.7
Ardelyx, Inc.	0.6	0.6
OIS Management Services, LLC	0.5	0.7
CVAUSA Management, LLC	0.4	1.1
SPR Therapeutics, Inc.	0.4	0.6
Eyesouth Eye Care Holdco LLC	0.3	0.4
Southern Orthodontic Partners Management, LLC	0.2	0.3
Foundation Consumer Brands, LLC	0.2	—
SunMed Group Holdings, LLC	0.1	0.1
Medrina, LLC	0.1	0.2
Exactcare Parent, Inc.	0.1	0.1
WCI-BXC Purchaser, LLC	0.1	0.1
Urology Management Holdings, Inc.	0.1	0.1
Total Commitments	$7.4	$6.5

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, an inflationary environment, the ongoing war in the Middle East, health epidemics and pandemics and the U.S. government’s recent enactments and proposals to enact substantial tarriffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2025, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately twelve cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fifteen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.12)	$0.15

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

SPV Facility Amendment

On January 14, 2025, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC, entered into Amendment No. 2 to the SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent, extending its maturity date to February 11, 2028 and lowering its stated interest rate to Term SOFR plus 2.50%, among other changes (the “Second Amendment”). See Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full description of the SPV Facility.

The description above is only a summary of the material provisions of the Second Amendment and is qualified in its entirety by reference to the full text of the Second Amendment, which is incorporated by reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

10.1

Form of Loan and Security Agreement, dated as of February 18, 2022 (as amended through Amendment No. 2, dated as of January 14, 2025), by and among SLR HC BDC SPV LLC, as borrower, SLR HC BDC LLC, as parent and servicer, the lenders party thereto, the collateral agent, collateral administrator and securities intermediary party thereto and JPMorgan Chase Bank, N.A., as administrative agent(3)

10.2

Form of Revolving Credit Agreement, dated as of March 19, 2021 (as amended through the Fourth Amendment, dated as of March 10, 2025), by and between the Company and ING Capital LLC as administrative agent, sole lead arranger and sole bookrunner(4)

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
(3)
Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the SEC on February 25, 2025.
(4)
Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on March 12, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2025.

SLR HC BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)