Form 10-Q
period 2025-06-30
SLR HC BDC LLC
filed 2025-08-05
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the registrant’s units. The issuer had 1,253,582 units outstanding as of August 1, 2025.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2025

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of June 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2025 (unaudited) and the three and six months ended June 30, 2024 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and six months ended June 30, 2025 (unaudited) and the three and six months ended June 30, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2025 (unaudited) and the six months ended June 30, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
SIGNATURES		44

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $74,539 and $69,345, respectively)	$75,159	$70,321
Cash	1,714	2,684
Interest receivable	766	581
Receivable for investments sold	10	6
Prepaid expenses and other assets	27	2
Total assets	$77,676	$73,594
Liabilities
Revolving credit facility due February 2028 (the “SPV Facility”) ($32,550 and $26,250 face amounts, respectively, reported net of unamortized debt issuance costs of $474 and $481, respectively. See note 5)	$32,076	$25,769
Revolving credit facility due March 2026 (the “Subscription Facility”) ($17,500 and $18,500 face amounts, respectively, reported net of unamortized debt issuance costs of $86 and $27, respectively. See note 5)	17,414	18,473
Management fee payable (see note 3)	85	477
Incentive fee payable (see note 3)	112	515
Administration fee payable (see note 3)	15	14
Interest payable (see note 5)	655	658
Other liabilities and accrued expenses	183	120
Total liabilities	$50,540	$46,026
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (1,253,582 and 1,253,582 units, respectively, issued and outstanding)	27,393	27,393
Accumulated distributable net earnings (loss)	(257)	175
Total unitholders’ capital	$27,136	$27,568
Total liabilities and unitholders’ capital	$77,676	$73,594
Net asset value per unit	$21.65	$21.99

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment Income:
Interest income from non-controlled/non-affiliated investments	$1,876	$2,046	$3,824	$4,213
Dividend income from non-controlled/non-affiliated investments	70	—	139	—
Other income from non-controlled/non-affiliated investments	25	12	32	12
Total investment income	1,971	2,058	3,995	4,225
Expenses:
Management fees (see note 3)	$170	$167	$338	$321
Incentive fees (see note 3)	51	—	104	—
Administration fees (see note 3)	15	13	29	25
Interest and other credit facility expenses (see note 5)	956	1,041	1,930	2,115
Other general and administrative expenses	154	154	306	341
Total expenses	1,346	1,375	2,707	2,802
Net investment income	$625	$683	$1,288	$1,423
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$—	$(1)	$1	$(4)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(165)	(203)	(356)	(70)
Net realized and unrealized gain (loss) on non-controlled/ non-affiliated investments and cash equivalents	(165)	(204)	(355)	(74)
Net Increase in Unitholders’ Capital Resulting From Operations	$460	$479	$933	$1,349
Net Income Per Unit	$0.37	$0.44	$0.74	$1.25

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$625	$683	$1,288	$1,423
Net realized gain (loss)	—	(1)	1	(4)
Net change in unrealized gain (loss)	(165)	(203)	(356)	(70)
Net increase in unitholders’ capital resulting from operations	460	479	933	1,349
Distributions to unitholders:
From distributable earnings	(624)	(600)	(1,288)	(1,140)
From return of capital	(76)	—	(77)	—
Net distributions to unitholders	(700)	(600)	(1,365)	(1,140)
Increase in unitholders’ capital resulting from capital activity:
Contributions	—	2,500	—	2,500
Net increase in unitholders’ capital resulting from capital activity	—	2,500	—	2,500
Total increase (decrease) in unitholders’ capital	(240)	2,379	(432)	2,709
Unitholders’ capital, beginning of period	27,376	23,299	27,568	22,969
Unitholders’ capital, end of period	$27,136	$25,678	$27,136	$25,678
Capital unit activity (see note 7):
Units issued	—	115,634	—	115,634
Net increase from capital unit activity	—	115,634	—	115,634

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$933	$1,349
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	(1)	4
Net change in unrealized (gain) loss on investments	356	70
Deferred financing costs amortization	270	189
Net accretion of discount on investments	(178)	(240)
(Increase) decrease in operating assets:
Purchase of investments	(13,541)	(8,861)
Proceeds from disposition of investments	8,740	5,222
Capitalization of payment-in-kind income	(214)	(188)
Interest receivable	(185)	(16)
Prepaid expenses and other assets	(25)	5
Receivable for investments sold	(4)	(7)
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	—	(9,919)
Management fee payable	(392)	(408)
Administration fee payable	1	1
Incentive fee payable	(403)	—
Interest payable	(3)	(200)
Other liabilities and accrued expenses	63	(9)
Net Cash Used in Operating Activities	(4,583)	(13,008)
Cash Flows from Financing Activities:
Contributions from unitholders	—	2,500
Cash distributions paid	(1,365)	(1,140)
Proceeds from borrowings	16,378	10,933
Repayments of borrowings	(11,400)	(8,500)
Net Cash Provided by Financing Activities	3,613	3,793
NET DECREASE IN CASH AND CASH EQUIVALENTS	(970)	(9,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,684	11,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,714	$2,575
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,663	$2,126

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

June 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 266.7%
AAH Topco., LLC(4)	Diversified Consumer Services	S+525	0.75%	9.67%	1/2024	12/2027	$2,248	$2,211	$2,248
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+595	2.50%	10.27%	12/2021	8/2029	3,144	3,283	3,327
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+400(7)	1.00%	8.70%	2/2022	7/2028	4,005	4,051	4,055
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	9.56%	6/2021	6/2027	3,965	3,949	3,885
Centinel Spine, LLC(4)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	1,897	1,886	1,933
Cerapedics Inc.(4)	Biotechnology	S+620	2.75%	10.52%	12/2022	1/2028	3,348	3,390	3,381
Cogent Biosciences, Inc.(3)	Biotechnology	S+475	4.15%	9.06%	6/2025	6/2030	1,581	1,570	1,569
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.56%	5/2023	5/2029	5,783	5,691	5,783
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.76%	11/2023	11/2029	922	902	922
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.93%	10/2022	10/2029	3,346	3,268	3,346
FE Advance, LLC	Financial Services	S+650	1.00%	10.83%	7/2024	7/2027	2,407	2,371	2,407
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+650	1.00%	10.74%	1/2023	1/2029	2,604	2,552	2,604
Foundation Consumer Brands, LLC(4)	Personal Care Products	S+500	1.00%	9.36%	1/2025	2/2029	1,836	1,828	1,836
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	10.43%	3/2023	3/2029	2,013	1,974	2,013
Meditrina, Inc.(4)	Health Care Equipment & Supplies	S+550	3.45%	9.82%	12/2022	12/2027	390	399	400
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	10.13%	10/2023	10/2029	802	786	802
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	9.01%	12/2023	11/2028	3,474	3,433	3,474
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.03%	4/2024	7/2028	863	856	863
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.53%	2/2023	7/2028	2,489	2,440	2,489
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	9.51%	3/2025	3/2028	2,041	1,967	2,041
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.30%	8/2021	8/2027	3,802	3,780	3,802
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675(8)	1.00%	11.31%	8/2021	8/2029	4,026	3,993	3,704
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.80%	6/2022	7/2026	3,639	3,612	3,639
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.47%	1/2024	2/2029	751	753	780
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.88%	6/2021	6/2028	1,920	1,904	1,920
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	10.04%	3/2023	3/2029	1,022	1,000	1,022
Urology Management Holdings, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.80%	2/2023	6/2027	1,183	1,165	1,183
UVP Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.95%	9/2023	9/2027	951	936	951
Vapotherm, Inc.	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	1,238	1,284	1,290
WCI-BXC Purchaser, LLC(4)	Distributors	S+625	0.75%	10.51%	11/2023	11/2030	828	810	828
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.55%	1/2024	10/2027	3,861	3,818	3,861
Total Bank Debt/Senior Secured Loans								$71,862	$72,358

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units/ Warrants	Cost	Fair Value
Preferred Equity—10.1%
Veronica Holdings, LLC (Vapotherm)	Health Care Equipment & Supplies	9.00% PIK	9/2024	1,172,897	$2,640	$2,741
Total Preferred Equity					$2,640	$2,741
Common Equity/ Warrants—0.2%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals		7/2023	1,088	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies		12/2022	4,079	3	2
Veronica Holdings, LLC (Vapotherm) Common Units*	Health Care Equipment & Supplies		9/2024	26,336	30	57
Total Common Equity/Warrants					$37	$60
Total Investments(5) — 277.0%					$74,539	$75,159
Liabilities in Excess of Other Assets — (177.0%)						(48,023)
Net Assets — 100.0%						$27,136

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of June 30, 2025.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2025, on a fair value basis, non-qualifying assets in our portfolio represented 11.5% of the total assets of the Company.
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

June 30, 2025

(in thousands, except share/unit amounts)

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $127; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $1,062 and $1,189, respectively, based on a tax cost of $75,286. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Denotes a Level 1 investment.
(7)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
(8)
Spread is S+200 Cash / 4.75% PIK.

* Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2025
Health Care Providers & Services	51.7%
Health Care Equipment & Supplies	11.2%
Pharmaceuticals	9.8%
Diversified Consumer Services	8.1%
Biotechnology	6.6%
Life Science Tools & Services	4.9%
Financial Services	3.2%
Personal Care Products	2.4%
Distributors	1.1%
Health Care Technology	1.0%
Total Investments	100.0%

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

June 30, 2025

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its units were canceled. As of June 30, 2025, $28,000 of capital commitments were drawn and $55,850 were unfunded.

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

The Company is organized for investors who may invest through one or more investment funds created by one or more financial institutions unaffiliated with the Company (collectively, the “Access Fund”). The Company was permitted to hold closings at any time during the Company’s offering period, which ended on December 31, 2022. The term of the Company is expected to be seven years from the Company’s final closing with the Access Fund, which was held on February 11, 2021, unless the Company is terminated earlier or causes its units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange (an “Exchange Listing”) as set forth in the Limited Liability Company Agreement of the Company (as amended, restated or otherwise modified from time to time, the “LLC Agreement”), but may be extended by the board of directors (the “Board”) for up to two consecutive one year periods upon approval of the Company’s independent directors and the approval of unitholders of the Company (“Unitholders”), which approval will be obtained through a non-1940 Act vote as described in Item 11 of the Company’s Form 10. The Company may be dissolved and its affairs wound up prior to the end of the term under the circumstances set forth in the LLC Agreement. The fiscal year end of the Company is December 31.

At any time prior to the end of the term, subject to the requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company’s units (or securities into which the units are converted or exchanged) to be listed for trading on a national securities exchange. In connection with any such Exchange Listing, subject to the requirements of the 1940 Act and applicable law, the Board may, without the approval of Unitholders, cause the Company to complete (i) an initial public offering, (ii) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act, (iii) the sale, exchange or disposition of all or a portion of the assets of the Company, or (iv) a conversion of the Company into a corporation

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2025

(in thousands, except unit and per unit amounts)

incorporated in a state determined by the Board, either through a conversion in accordance with applicable law, a merger with or into an existing corporation or otherwise in which all units will be converted into or exchanged for shares of common stock of the resulting corporation. If the Company is unable to effectuate an Exchange Listing prior to the end of the term, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in the LLC Agreement.

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

June 30, 2025

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2025, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2025

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

June 30, 2025

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of June 30, 2025.

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee. No administration fees have been waived as of June 30, 2025.

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

For the three and six months ended June 30, 2025, the Company incurred $170 and $338, respectively, in Management Fees, $15 and $29, respectively, in Administration Fees and $51 and $104, respectively, in Incentive Fees. For the three and six months ended June 30, 2024, the Company incurred $167 and $321, respectively, in Management Fees, $13 and $25, respectively, in Administration Fees and $0 and $0, respectively, in Incentive Fees.

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

June 30, 2025

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

June 30, 2025

(in thousands, except unit and per unit amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024:

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2025

(in thousands, except unit and per unit amounts)

Fair Value Measurements

As of June 30, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$72,358	$72,358
Preferred Equity	—	—	2,741	2,741
Common Equity/Warrants	1	—	59	60
Total Investments	$1	$—	$75,158	$75,159

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2025, the fair value of the SPV Facility and the Subscription Facility would be $32,550 and $17,500, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2025, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2025:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, March 31, 2025	$70,660	$2,681	$59	$73,400
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(155)	(10)	—	(165)
Purchase of investment securities*	2,637	70	—	2,707
Proceeds from dispositions of investment securities	(784)	—	—	(784)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30, 2025	$72,358	$2,741	$59	$75,158
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(155)	$(10)	$—	$(165)

* Includes PIK capitalization and accretion of discount.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2025

(in thousands, except unit and per unit amounts)

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, December 31, 2024	$67,638	$2,622	$60	$70,320
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(336)	(20)	(1)	(357)
Purchase of investment securities*	13,795	139	—	13,934
Proceeds from dispositions of investment securities	(8,739)	—	—	(8,739)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30, 2025	$72,358	$2,741	$59	$75,158
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(123)	$(20)	$(1)	$(144)

* Includes PIK capitalization and accretion of discount.

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

June 30, 2025

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$72,358	Income Approach	Market Yield	9.3% – 14.6% (11.0%)
Preferred Equity	Asset	$2,741	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$2	Market Approach	Volatility	18.6% –18.6% (18.6%)

* This asset was valued at $2.18 per share, which is the price per share paid to the stockholders at the time of the closing of the transaction.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2024 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2024	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$67,638	Income Approach	Market Yield	8.5% – 15.9% (11.1%)
Preferred Equity	Asset	$2,622	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$3	Market Approach	Volatility	22.9% – 22.9% (22.9%)

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

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the
“SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the
SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the SPV Facility commitments were reduced to
$35,000. Effective with an amendment on January 14, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.50% with no SOFR floor requirement and the final maturity date is February 11, 2028. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2025, there were $32,550 of borrowings outstanding under the SPV Facility.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2025

(in thousands, except unit and per unit amounts)

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 10, 2025, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 13, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2025, there were $17,500 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the six months ended June 30, 2025 and the year ended December 31, 2024 was 7.07% and 8.33%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the six months ended June 30, 2025 and the year ended December 31, 2024 was $50,050 and $49,430, respectively.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of June 30, 2025 and December 31, 2024 was $17,467 and $6,505, respectively, comprised of the following:

	June 30, 2025	December 31, 2024
Cogent Biosciences, Inc.	$4,743	$—
OIS Management Services, LLC	2,778	673
Ardelyx, Inc.	2,387	556
AAH Topco, LLC	1,934	735
Southern Orthodontic Partners Management, LLC	1,470	264
Arcutis Biotherapeutics, Inc.	837	837
Pinnacle Fertility, Inc.	744	—
United Digestive MSO Parent, LLC	619	653
Eyesouth Eye Care Holdco LLC	447	447
CVAUSA Management, LLC	445	1,059
SPR Therapeutics, Inc.	376	626
Foundation Consumer Brands, LLC	171	—
SunMed Group Holdings, LLC	132	132
Exactcare Parent, Inc.	102	102
Medrina, LLC	100	239
WCI-BXC Purchaser, LLC	96	96
Urology Management Holdings, Inc.	86	86
Total Commitments	$17,467	$6,505

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2025

(in thousands, except unit and per unit amounts)

obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of June 30, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

June 30, 2025

(in thousands, except unit and per unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three and six months ended June 30, 2025 and June 30, 2024:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Units at beginning of period	1,253,582	1,069,642
Units issued	—	115,634
Units issued and outstanding at end of period	1,253,582	1,185,276

	Six months ended June 30, 2025	Six months ended June 30, 2024
Units at beginning of period	1,253,582	1,069,642
Units issued	—	115,634
Units issued and outstanding at end of period	1,253,582	1,185,276

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and June 30, 2024:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.99	$21.47
Net investment income	1.03	1.32
Net realized and unrealized gain (loss)*	(0.28)	(0.07)
Net increase in Unitholders’ capital resulting from operations	0.75	1.25
Distributions to Unitholders:
From distributable earnings	(1.09)	(1.06)
Net asset value per unit, end of period	$21.65	$21.66
Total Return (b)(c)	3.41%	5.82%
Unitholders’ capital, end of period	$27,136	$25,678
Units outstanding, end of period	1,253,582	1,185,276
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	4.69%	6.11%
Operating expenses	2.83%	2.95%
Interest and other credit facility expenses	7.02%	9.08%
Total expenses	9.85%	12.03%
Average debt outstanding	$45,728	$42,690
Portfolio turnover ratio	12.3%	8.3%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the six months ended June 30, 2025 and June 30, 2024 were 1,253,582 and 1,076,631, respectively.
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

June 30, 2025

(in thousands, except unit and per unit amounts)

Note 9. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The
Company has identified its co-CEOs as the Chief Operating Decision Maker (“CODM”). The CODM reviews all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODM uses net asset value per unit to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of June 30, 2025, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and six-month periods ended June 30, 2025 and 2024, the related consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2025

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
•
the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
•
changes in import/export regulations;
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
•
the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest;
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

Portfolio and Investment Activity

During the three months ended June 30, 2025, we invested $2.5 million across 6 portfolio companies. This compares to investing $4.4 million in 10 portfolio companies during the three months ended June 30, 2024. Investments sold or prepaid during the three months ended June 30, 2025 totaled $0.8 million versus $0.4 million for the three months ended June 30, 2024.

At June 30, 2025, our portfolio consisted of 32 portfolio companies and was invested 96.3% directly in senior secured loans, 3.6% in preferred equity and 0.1% in common equity/warrants, versus 30 portfolio companies invested more than 99.9% directly in senior secured loans and less than 0.1% in common equity/warrants at June 30, 2024, in each case measured at fair value.

At June 30, 2025, 96.4% of our income producing investment portfolio was floating rate and 3.6% was fixed rate, measured at fair value. At June 30, 2024, 100% of our income producing investment portfolio was floating rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of June 30, 2025, the Company had $50.1 million of senior securities, for an asset coverage ratio of 154.2%.

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

Results of Operations

Results are shown below for the three and six months ended June 30, 2025 and June 30, 2024:

Investment Income

For the three and six months ended June 30, 2025, gross investment income totaled $2.0 million and $4.0 million, respectively. For the three and six months ended June 30, 2024, gross investment income totaled $2.1 million and $4.2 million, respectively. The comparative decrease in gross investment income was primarily due to a decrease in average SOFR year-over-year.

Expenses

Expenses totaled $1.3 million and $2.7 million, respectively, for the three and six months ended June 30, 2025, of which $0.2 million and $0.5 million, respectively, consisted of management, incentive and administration fees and $1.0 million and $1.9 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2025. Expenses totaled $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2024, of which $0.2 million and $0.3 million, respectively, were management fees and administration fees and $1.0 million and $2.1 million, respectively, were interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled
$0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2024. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The slight comparative decrease in expenses is generally due to decreased borrowing costs due to lower interest rates on those borrowings.

Net Investment Income

The Company’s net investment income totaled $0.6 million and $1.3 million, or $0.50 and $1.03 per average Unit, respectively, for the three and six months ended June 30, 2025. The Company’s net investment income totaled $0.7 million and $1.4 million, or $0.63 and $1.32 per average Unit, respectively, for the three and six months ended June 30, 2024.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $0.8 million and $8.8 million, respectively, for the three and six months ended June 30, 2025. Net realized gain over the same periods totaled $0 and $1 thousand, respectively. The Company had investment sales and prepayments totaling approximately $0.4 million and $5.3 million, respectively, for the three and six months ended June 30, 2024. Net realized loss over the same periods totaled $1 thousand and $4 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2025, net change in unrealized gain (loss) on the Company’s assets totaled $(0.2) million and $(0.4) million, respectively. Net unrealized loss for the three months ended June 30, 2025 was primarily due to depreciation on our investments in RQM+ Corp. and BayMark Health Services, Inc., among others, partially offset by unrealized appreciation on our investments in Pinnacle Fertility, Inc. and Centinel Spine, LLC, among others. Net unrealized loss for the six months ended June 30, 2025 was primarily due to depreciation on our investments in RQM+ Corp. and BayMark Health Services, Inc., among others, as well as the reversal upon exit of previously unrealized appreciation on our investments in Retina Midco, Inc. and Outset Medical, Inc., partially offset by unrealized appreciation on our investments in Pinnacle Fertility, Inc., CVAUSA Management, LLC and Centinel Spine, LLC, among others. For the three and six months ended June 30, 2024, net change in unrealized loss on the Company’s assets totaled $0.2 million and $0.1 million, respectively. Net unrealized loss for the three months ended June 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., BayMark Health Services, Inc. and Eyesouth Eye Care Holdco LLC, among others, partially offset by unrealized appreciation on our investments in Retina Midco, Inc., Outset Medical, Inc. and SPR Therapeutics, Inc., among others. Net unrealized loss for the six months ended June 30, 2024 was primarily due to depreciation on our investments in RQM+ Corp., BayMark Health Services, Inc. and Eyesouth Eye Care Holdco LLC, among others, partially offset by unrealized appreciation on our investments in Arcutis Biotherapeutics, Inc., Retina Midco, Inc. and Exactcare Parent, Inc., among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three and six months ended June 30, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $0.5 million and $0.9 million, respectively. For the same periods, income per average Unit was $0.37 and $0.74, respectively. For the three and six months ended June 30, 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $0.5 million and $1.3 million, respectively. For the same periods, income per average Unit was $0.44 and $1.25, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to June 30, 2025, on a net basis, the Company sold and issued 1,253,582 Units at an average price of $22.34 per Unit, for net proceeds of $28.0 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $55.9 million at June 30, 2025.

Debt

Revolving credit facility due February 2028 (the “SPV Facility”)—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. On January 23, 2024, the SPV Facility commitments were reduced to $35 million. Effective with an amendment on January 14, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.50% with no SOFR floor requirement and the final maturity date is February 11, 2028. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2025, there were $32.6 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due March 2026 (the “Subscription Facility”)—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 10, 2025, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is

March 13, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of June 30, 2025, there were $17.5 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of June 30, 2025.

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

A summary of our significant contractual payment obligations is as follows as of June 30, 2025:

Payments due by Period as of June 30, 2025 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$50.1	$17.5	$32.6	$—	$—

(1)
At June 30, 2025, we had a total of $9.9 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
(in millions)
Cogent Biosciences, Inc.	$4.8	$—
OIS Management Services, LLC	2.8	0.7
Ardelyx, Inc.	2.4	0.6
AAH Topco, LLC	1.9	0.7
Southern Orthodontic Partners Management, LLC	1.5	0.3
Arcutis Biotherapeutics, Inc.	0.8	0.8
Pinnacle Fertility, Inc.	0.8	—
United Digestive MSO Parent, LLC	0.6	0.7
Eyesouth Eye Care Holdco LLC	0.4	0.4
CVAUSA Management, LLC	0.4	1.1
SPR Therapeutics, Inc.	0.4	0.6
Foundation Consumer Brands, LLC	0.2	—
SunMed Group Holdings, LLC	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
Medrina, LLC	0.1	0.2
WCI-BXC Purchaser, LLC	0.1	0.1
Urology Management Holdings, Inc.	0.1	0.1
Total Commitments	$17.5	$6.5

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

We have elected to be treated as a RIC under Subchapter M of the Code and intend to qualify for taxation as a RIC annually thereafter. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling or a downgrade in the U.S. credit rating, the war between Ukraine and Russia, certain regional bank failures, the ongoing war in the Middle East and other geopolitical risk, health epidemics and pandemics and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2025, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eleven cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fifteen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.11)	$0.15

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in “Risk Factors” in the February 25, 2025 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2025.

SLR HC BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)