Form 10-K
period 2025-12-31
SLR HC BDC LLC
filed 2026-02-24
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

As of June 30, 2025, there was no established public market for the registrant’s units. The issuer had 2,711,561 units outstanding as of February 20, 2026.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: New York, NY

SLR HC BDC LLC

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The Adviser — SLR Capital Partners, LLC

SLR serves as the Company’s investment adviser pursuant to the Investment Management Agreement. Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals. The managing members of the Adviser are Michael S. Gross and Bruce Spohler. The Adviser has established an investment committee that is dedicated to the Company (the “Investment Committee”).

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

Board Approval of the Investment Management Agreement

In accordance with Section 15(c) of the 1940 Act, at an in-person meeting held on August 4, 2025, the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, voted to approve the continuation of the Investment Management Agreement, such approval being effective as of September 1, 2025 and extending the term of the Investment Management Agreement to September 1, 2026. In its consideration of the re-approval of the Investment Management Agreement, the Board focused on information it had received relating to, among other things:

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
(vii)
other possible benefits to SLR and its affiliates (including the interests of the Company’s senior management) arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR and its affiliates; and
(viii)
possible alternative fee structures or bases for determining fees, and the possibility of obtaining similar services from other third-party service providers, and concluded that the substantive terms of the Investment Management Agreement, including the services to be provided, are generally similar to those of the Company’s peer group and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third-party service providers or through an internally managed structure.

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
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)
satisfies any of the following:
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

Check-the-Box Election and Failure to be Treated as a RIC

In connection with the intention to be treated as a RIC, the Company filed a check-the-box election to be classified as a corporation for U.S. federal income tax purposes. In addition, while the Company has elected and expects to qualify to be treated as a RIC annually, no assurance can be provided that it will qualify as a RIC for any taxable year. For example, the Company anticipates that it may have difficulty satisfying the Diversification Tests as it deploys initial capital and builds a portfolio. If the Company is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, it would be subject to U.S. federal income tax on all taxable income (including net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to Unitholders, nor would distributions be required. Distributions, including distributions of net long-term capital gain, would generally be taxable to Unitholders as ordinary dividend income to the extent of current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Unitholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Unitholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If the Company subsequently fails to qualify as a RIC, in order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the political and geopolitical developments in Venezuela, the large-scale invasion of Ukraine by Russia that began in February 2022 and resulting sanctions or other restrictive actions that the United States and other countries have imposed against Russia, an inflationary environment and the ongoing tension in the Middle East (including the internal unrest in Iran) and between China and Taiwan, could adversely affect the Company’s business, financial condition or results of operations. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and the Company’s business to be adversely affected both within and outside of regions experiencing ongoing conflicts.

Additionally, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which the Company competes for lending and other investment opportunities. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which the Company and the Company’s Portfolio Investments operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of the Company’s investments, and the Company and the Company’s Portfolio Investments may not be able to successfully manage the Company’s exposure to these conditions. This could in turn materially reduce our net asset value and dividends and adversely affect the Company’s financial prospects and condition. In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile.

In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors.

While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 and 2025 and indicated that there may be additional rate cuts in 2026, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not return to making upwards adjustments to the federal funds rate in the future.

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

Risks Relating to Waivers or Deferrals of Covenants and Covenant-Lite Loans. The Company structures the debt investments in its Portfolio Investments to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time the Company may elect to waive breaches of these covenants, including its right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular Portfolio Investment. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact the Company’s ability to pay distributions, could adversely affect our results of operations and financial condition and cause the loss of all or part of your investment.

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

Regulatory Investigations or Third-Party Litigation. The Company as well as the Adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that the Company and the Adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. The Adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. The Company and the Adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, any leadership changes or reforms at U.S. federal regulatory agencies with oversight over the Company’s industry may impose additional costs or result in other limitations on the Company.

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

In addition, cybersecurity is a priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect the Company’s profitability. The SEC has adopted rules related to cybersecurity risk management for registered investment advisers, registered investment companies and BDCs. In addition, the SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to the Company as it includes investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers. With the SEC particularly focused on cybersecurity, the Company expects increased scrutiny of the Company and the Adviser’s policies and systems designed to manage cybersecurity risks and related disclosures. The Company also may face increased costs to comply with the new SEC rules, including the Adviser’s increased costs for cybersecurity training and management, a portion of which may be allocated to the Company. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. These changes may also result in enhanced and unforeseen consequences for cyber- related breaches and incidents, which may further adversely affect the Company’s profitability. If the Adviser fails to comply with the relevant and increasing laws and regulations, the Adviser could suffer financial losses, a disruption of its businesses, liability to investors, regulatory intervention or reputational damage.

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

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which the Company operates and subject the Company to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the Company or the Company’s Portfolio Investments’ business, financial condition and results of operations.

The Company, the Adviser and the Administrative Coordinator may use and may plan to expand use of artificial intelligence tools and technologies in the operation of the Company’s business. In addition, certain of the Company’s Portfolio Investments use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent the Company’s cybersecurity tools and processes. To the extent the Company, the Adviser, the Administrative Coordinator, or any of the Company’s Portfolio Investments rely on such technologies, these risks could negatively impact the Company or the Company’s Portfolio Investments. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by the Company, the Adviser or the Administrative Coordinator, or by the Company’s Portfolio Investments. For example, an employee of the Adviser may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including the Company’s competitors. Further, the Company, the Adviser or the Administrative Coordinator or the Company’s Portfolio Investments may not be able to control how third-party artificial intelligence technologies that the Company or Company’s Portfolio Investments choose to use are developed or maintained, or how data the Company or Company’s Portfolio Investments input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of the Company’s data could have an adverse impact on the Company’s reputation and could subject the Company to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of the Company’s Portfolio Investments could have an adverse impact on such businesses reputation and could subject such Portfolio Investment to legal and regulatory investigations and/or actions.

The Company or the Company’s Portfolio Investments may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within the Company’s respective industries. If the Company or the Company’s Portfolio Investments’ competitors are more successful than the Company or the Company’s Portfolio Investments in the use of artificial intelligence or development of services or products based on artificial intelligence, or the Company or the Company’s Portfolio Investments do so at a slower pace than others, the Company or the Company’s Portfolio Investments may be at a competitive disadvantage. In addition, the Company or the Company’s Portfolio Investments’ investments in technology systems and artificial intelligence may not deliver the benefits the Company or the Company’s Portfolio Investments’ expect, which could be costly for the Company’s or the Company’s Portfolio Investments’ respective businesses.

Finally, regulations related to artificial intelligence may also impose on the Company or the Company’s Portfolio Investments certain obligations and costs related to monitoring and compliance, and the Company or the Company’s Portfolio Investments could be subject to regulatory actions if we or they are deemed not to have complied.

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

Corporate Social Responsibility Risks. The Company’s business (including that of its Portfolio Investments) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such ESG ratings and measures in making their investment decisions. If the Company’s ESG ratings or performance do not meet the standards set by such investors or the Unitholders, they may choose to exclude the Company’s securities from their investments.

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

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that the Company’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. At the same time, in recent years “anti-ESG” sentiment has also gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view the Adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in the Company and it could negatively impact the price of the Company’s common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. Further, some groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities with respect to DEI initiatives, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

Compliance with any new ESG laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which the Company or the Company’s portfolio companies conduct the Company’s businesses and adversely affect the Company’s profitability.

Climate Change Risks. There may be evidence of global climate change. Climate change creates physical and financial risks and some of the Company’s Portfolio Investments may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent that weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s Portfolio Investments if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of the Company’s Portfolio Investments, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for the Company and/or the Company’s Portfolio Investments. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

Tax Considerations Regarding Dividends for Private BDCs. The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, U.S. individual and other noncorporate Unitholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2025 tax year, and cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate Unitholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the Unitholders. A non-corporate Unitholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such Unitholder (and beginning in 2026, will be deductible by such Unitholder for regular U.S. federal income tax purposes but not for alternative minimum tax purposes only to the extent they exceed 2% of such Unitholder’s adjusted gross income).

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

Under the Code, the Company may pay certain RIC dividends after the end of the current year. In particular, if the Company pays a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to Unitholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, the Company may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow the Company to maintain its qualification for taxation as a RIC and eliminate its liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, the Company may defer distributions of income earned during the current year until December of the following year. For example, the Company may defer distributions of income earned during 2025 until as late as December 31, 2026. If the Company chooses to pay a spillover dividend, it will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to events such as the COVID-19 pandemic, certain regional bank failures, the Russian invasion of Ukraine, the ongoing conflict in the Middle East or other disruptions in the economy, the Company may take certain actions with respect to the timing and amounts of its distributions in order to preserve cash and maintain flexibility. For example, the Company may reduce and/or defer dividends to the following year as discussed above. To further preserve cash, the Company may combine these deferrals of dividends with one or more distributions that are payable partially in Units as discussed below under “In-Kind Dividend Considerations.”

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

Regulators are also increasing scrutiny and implementing and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisers. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as the Company’s business. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the European Union. The Company cannot predict what, if any, effects this may have on the Company’s business or the nature of future regulations.

Risks Related to Changes in Regulatory Policy. The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy, including, but not limited to, recent enactments and proposals to enact significant tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of United States trade policy, and there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas, which could adversely impact the Company and its Unitholders.

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

Reporting Company Filing Requirements. As a BDC, the Company is subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The 1934 Act requires that the Company file annual, quarterly and current reports with respect to business and financial condition. The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal controls, significant resources and management oversight are required. The Company has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on business, financial condition, results of operations and cash flows. The Company incurs significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrative Coordinator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

Risks Relating to Reference Rates. The London Interbank Offered Rate (“LIBOR”) was an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans.

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

Risks Related to Economic Recessions. In recent years, the macroeconomic environment has experienced uncertainty related to evolving tariff and trade policies, geopolitical tensions, inflationary pressures, labor market shortages and disputes, changes in interest rates, supply chain disruptions, foreign currency fluctuations, and periods of volatility in global capital markets. The risks associated with the Company’s and the Portfolio Investments’ businesses are more severe during periods of economic slowdown or recession.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, financial loss, intellectual property theft, fraud, extortion, loss of sensitive data, harm to individuals including Unitholders, violation of privacy or security laws, increased costs associated with mitigation of damages and remediation, and other legal and reputational risks. We have implemented several cybersecurity processes and controls to aid in our efforts to assess, identify, and manage such material risks.

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

Holders

As of February 20, 2026, there were 3 holders of record of our Units.

Recent Sales of Unregistered Securities

None, other than those already disclosed in certain Current Reports on Form 8-K filed with the SEC.

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
•
the escalating conflicts and various social and political circumstances in the U.S. and around the world;
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

Recent Developments

On January 30, 2026, the Company delivered capital drawdown notices to its Unitholders, relating to the sale of 587,130 of the Company’s Units, for an aggregate offering price of $12.5 million. The sales closed on February 13, 2026.

The sale of Units is being made pursuant to Subscription Agreements and the LLC Agreement entered into by the Company and the Unitholders. Under the terms of the Subscription Agreements and the LLC Agreement, the Unitholders are required to fund drawdowns to purchase Units up to the amount of their capital commitment on an as-needed basis with a minimum of 10 business days’ prior notice to the Unitholders.

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

Macroeconomic Environment

Credit markets remained highly competitive in 2025 as borrowers sought to access lower base rates and narrowing credit spreads. Underpinning this backdrop was a resilient U.S. economy that continued to grow throughout the year as policy uncertainty moderated even with continued geopolitical tensions and a government shutdown. The year ended with real US GDP growth in 2025 and expectations for short-term interest rates to decline further in 2026 and for fiscal stimulus to collectively remain supportive of both liquidity and the broader economy.

Portfolio and Investment Activity

During the year ended December 31, 2025, we invested approximately $34.0 million across 21 portfolio companies. This compares to investing approximately $20.3 million across 18 portfolio companies for the year ended December 31, 2024. Investments sold or prepaid during the year ended December 31, 2025 totaled approximately $19.1 million versus approximately $14.4 million for the year ended December 31, 2024.

At December 31, 2025, our portfolio consisted of 33 portfolio companies with 96.6% invested in senior secured loans, 3.3% in preferred equity and 0.1% invested in common equity/equity interests/warrants, in each case, measured at fair value. At December 31, 2024, our portfolio consisted of 30 portfolio companies with 96.2% invested in senior secured loans, 3.7% in preferred equity and 0.1% invested in common equity/equity interests/warrants, in each case, measured at fair value.

At December 31, 2025, 96.7% of our income producing investment portfolio was floating rate and 3.3% was fixed rate, measured at fair value. At December 31, 2024, 96.3% of our income producing investment portfolio was floating rate and 3.7% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of December 31, 2025, the Company had $42.8 million of senior securities, for an asset coverage ratio of 204.8%.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) recently issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted

ASU 2023-09 effective on December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

Results of Operations

Results are shown for the fiscal years ended December 31, 2025 and December 31, 2024. Results for the fiscal year ended December 31, 2023 can be found in Item 7 of the Company’s annual report on Form 10-K filed on February 27, 2024, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2025 and 2024, gross investment income totaled $8.6 million and $8.7 million, respectively. The comparative decrease in gross investment income was primarily due to a decrease in average SOFR year-over-year.

Expenses

Expenses totaled $5.7 million and $6.1 million, respectively, for the fiscal years ended December 31, 2025 and 2024, of which $1.1 million and $1.2 million, respectively, were management fees, administration fees and incentive fees and $4.0 million and $4.3 million, respectively were interest and other credit facility expenses. Other general and administrative expenses totaled $0.6 million and $0.6 million, respectively, for the fiscal years ended December 31, 2025 and 2024. Expenses generally consist of management fees, administration fees, performance-based incentive fees, if any, administrative services expenses, insurance, legal expenses, directors’ fees and expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and financing costs, if any, among others. The comparative decrease in expenses is generally due to decreased borrowing costs due to lower interest rates on those borrowings.

Net Investment Income

The Company’s net investment income totaled $2.9 million and $2.6 million or $2.17 and $2.26 per average unit, respectively, for the fiscal years ended December 31, 2025 and 2024.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $19.1 million and $14.4 million, respectively, for the fiscal years ended December 31, 2025 and 2024. Net realized gains over the same periods were $1 thousand and $2 thousand, respectively. Net realized gains for both comparative periods were primarily related to the sale of select assets.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2025 and 2024, net change in unrealized gain (loss) on the Company’s investments totaled ($0.5) million and $0.4 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2025 is primarily due to depreciation on our investments in RQM+ Corp. and BayMark Health Services, Inc., among others, as well as the reversal upon exit of previously unrealized appreciation on our investments in Retina Midco, Inc. and Outset Medical, Inc., partially offset by unrealized appreciation on our investments in Arcutis Biotherapeutics, Inc., NS and Associates LLC and Pinnacle Fertility, Inc., among others. Net unrealized gain for the fiscal year ended December 31, 2024 is primarily due to appreciation on our investments in Veronica Holdings, LLC, Retina Midco, Inc. and Outset Medical, Inc., among others, partially offset by unrealized depreciation on our investment in RQM+ Corp., among others

Net Increase in Unitholders’ Capital Resulting From Operations

For the fiscal years ended December 31, 2025 and 2024, the Company had a net increase in Unitholders’ capital resulting from operations of $2.4 million and $3.0 million, respectively. For the same periods, income per average unit was $1.81 and $2.66, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to December 31, 2025, on a net basis, the Company sold and issued 2,124,431 Units at an average price of $21.89 per Unit, for net proceeds of $46.5 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded Commitments totaled $37.4 million at December 31, 2025. The Offering Period of the Company ended on December 31, 2022.

Debt

Revolving credit facility due February 2028 (the “SPV Facility”)—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million SPV Facility with JPMorgan Chase Bank, N.A.
acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75 million. On January
23, 2024, the SPV Facility commitments were reduced to $35 million. Effective with an amendment on January 14, 2025, the stated
interest rate on the SPV Facility is Term SOFR plus 2.50% with no SOFR floor requirement and the final maturity date is February
11, 2028. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2025, there were $32.7 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due March 2026 (the “Subscription Facility”)—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 10, 2025, the stated interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 13, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2025, there were $10.1 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of December 31, 2025.

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

A summary of our significant contractual payment obligations for our outstanding credit facilities is as follows as of December 31, 2025:

	Payments due by Period as of December 31, 2025
	(dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$42.8	$10.1	$32.7	$—	$—

(1)
At December 31, 2025, we had a total of $17.2 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
(in millions)
Treace Medical Concepts, Inc.	$6.2	$—
Ardelyx, Inc.	2.4	0.6
DeepIntent, Inc.	2.3	—
Western Veterinary Partners LLC	1.7	—
SunMed Receivables I, LLC	1.5	—
AAH Topco, LLC	1.4	0.7
OIS Management Services, LLC	1.3	0.7
Arcutis Biotherapeutics, Inc.	0.8	0.8
Southern Orthodontic Partners Management, LLC	0.8	0.3
Pinnacle Fertility, Inc.	0.7	—
NS and Associates LLC	0.5	—
Eyesouth Eye Care Holdco LLC	0.4	0.4
CVAUSA Management, LLC	0.4	1.1
United Digestive MSO Parent, LLC	0.2	0.7
Foundation Consumer Brands, LLC	0.2	—
SunMed Group Holdings, LLC	0.1	0.1
Exactcare Parent, Inc.	0.1	0.1
Medrina, LLC	0.1	0.2
SPR Therapeutics, Inc.	—	0.6
WCI-BXC Purchaser, LLC	—	0.1
Urology Management Holdings, Inc.	—	0.1
Total Commitments	$21.1	$6.5

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating, the war between Ukraine and Russia, the ongoing conflicts in the Middle East and other geopolitical risk, and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2025, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of December 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fourteen cents per average unit over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2025 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately fifteen cents per average unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2025, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.14)	$0.15

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of SLR HC BDC LLC and subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York

February 24, 2026

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $85,269 and $69,345, respectively)	$85,761	$70,321
Cash	2,915	2,684
Interest receivable	965	581
Receivable for investments sold	—	6
Prepaid expenses	4	2
Total assets	$89,645	$73,594
Liabilities
Revolving credit facility due February 2028 (the “SPV Facility”) ($32,700 and $26,250 face amounts, respectively, reported net of unamortized debt issuance costs of $341 and $481, respectively. See note 5)	$32,359	$25,769
Revolving credit facility due March 2026 (the “Subscription Facility”) ($10,100 and $18,500 face amounts, respectively, reported net of unamortized debt issuance costs of $52 and $27, respectively. See note 5)	10,048	18,473
Distributions payable	863	—
Management fee payable (see note 3)	495	477
Incentive fee payable (see note 3)	280	515
Administration fee payable (see note 3)	17	14
Interest payable (see note 5)	546	658
Other liabilities and accrued expenses	199	120
Total liabilities	$44,807	$46,026
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (2,124,431 and 1,253,582 units, respectively, issued and outstanding. See note 2(f))	45,890	27,393
Accumulated distributable net earnings (loss) (see note 2(f))	(1,052)	175
Total unitholders’ capital	$44,838	$27,568
Total liabilities and unitholders’ capital	$89,645	$73,594
Net asset value per unit	$21.11	$21.99

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	Year ended December 31,
	2025	2024	2023
Investment Income:
Interest income from non-controlled/non-affiliated investments	$8,239	$8,491	$6,696
PIK Dividend income from non-controlled/non-affiliated investments	284	75	—
Other income from non-controlled/non-affiliated investments	93	107	71
Total investment income	8,616	8,673	6,767
Expenses:
Management fees (see note 3)	$748	$682	$565
Incentive fees (see note 3)	271	515	—
Administration fees (see note 3)	61	53	42
Interest and other credit facility expenses (see note 5)	3,960	4,280	4,058
Other general and administrative expenses	650	580	737
Total expenses	5,690	6,110	5,402
Net investment income	$2,926	$2,563	$1,365
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$1	$2	$(19)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(484)	444	237
Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(483)	446	218
Net Increase in Unitholders’ Capital Resulting From Operations	$2,443	$3,009	$1,583
Net Income Per Unit	$1.81	$2.66	$1.54

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital

(in thousands, except unit amounts)

	Year ended December 31,
	2025	2024	2023
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$2,926	$2,563	$1,365
Net realized gain (loss)	1	2	(19)
Net change in unrealized gain (loss)	(484)	444	237
Net increase in unitholders’ capital resulting from operations	2,443	3,009	1,583
Distributions to unitholders (see note 9a):
From distributable earnings	(3,673)	(2,410)	(1,870)
From return of capital	—	—	(92)
Net distributions to Unitholders	(3,673)	(2,410)	(1,962)
Increase in unitholders’ capital resulting from capital activity (see note 7):
Contributions	18,500	4,000	4,000
Net increase in unitholders’ capital resulting from capital activity	18,500	4,000	4,000
Total increase in unitholders’ capital	17,270	4,599	3,621
Unitholders’ capital, beginning of year	27,568	22,969	19,348
Unitholders’ capital, end of year	$44,838	$27,568	$22,969
Capital unit activity (see note 7):
Units issued	870,849	183,940	181,077
Net increase from capital unit activity	870,849	183,940	181,077

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$2,443	$3,009	$1,583
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments and cash equivalents	(1)	(2)	19
Net change in unrealized (gain) loss on investments	484	(444)	(237)
Deferred financing costs amortization	509	369	336
Net accretion of discount on investments	(426)	(482)	(469)
(Increase) decrease in operating assets:
Purchase of investments	(33,987)	(17,807)	(25,482)
Proceeds from disposition of investments	18,947	11,792	7,164
Capitalization of payment-in-kind income	(457)	(316)	(373)
Collections of payment-in-kind income	—	213	—
Interest receivable	(384)	(78)	(232)
Prepaid expenses	(2)	12	1
Receivable for investments sold	6	(6)	—
Increase (decrease) in operating liabilities:
Payable for cash equivalents purchased	—	(9,919)	(19,909)
Management fee payable	18	(47)	199
Incentive fee payable	(235)	515	—
Administration fee payable	3	2	4
Interest payable	(112)	(246)	411
Other liabilities and accrued expenses	79	(111)	38
Net Cash Used in Operating Activities	(13,115)	(13,546)	(36,947)
Cash Flows from Financing Activities:
Contributions from unitholders	18,500	4,000	4,000
Cash distributions paid	(2,810)	(2,410)	(1,962)
Proceeds from borrowings	40,056	24,700	30,635
Repayments of borrowings	(42,400)	(21,850)	(17,750)
Net Cash Provided by Financing Activities	13,346	4,440	14,923
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231	(9,106)	(22,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,684	11,790	33,814
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,915	$2,684	$11,790
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,563	$4,157	$3,647
Non-cash exchange of investments	—	2,456	—

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 184.8%
AAH Topco., LLC(4)	Diversified Consumer Services	S+500	0.75%	8.82%	1/2024	12/2027	$2,789	$2,754	$2,789
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+595	2.50%	9.79%	12/2021	8/2029	3,144	3,307	3,462
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+400(7)	1.00%	8.70%	2/2022	7/2028	4,005	4,076	4,072
BayMark Health Services, Inc.(4)	Health Care Providers & Services	S+500	1.00%	8.93%	6/2021	6/2027	3,984	3,973	3,785
Blazing Star Parent, LLC(4)	Consumer Staples Distribution & Retail	S+700	1.00%	10.82%	8/2025	8/2030	2,064	2,035	2,064
Centinel Spine, LLC(4)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	1,897	1,897	1,946
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	8.97%	5/2023	5/2029	5,754	5,672	5,754
DeepIntent, Inc.	Media	P+135	3.90%	8.10%	9/2025	9/2030	670	670	670
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.39%	11/2023	11/2029	917	899	917
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.32%	10/2022	10/2029	3,329	3,259	3,329
FE Advance, LLC & Sonic ACA Advance LLC	Financial Services	S+650	1.00%	10.38%	7/2024	7/2027	2,407	2,379	2,407
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+500	0.75%	9.12%	1/2023	1/2029	6,273	6,227	6,273
Foundation Consumer Brands, LLC(4)	Personal Care Products	S+500	1.00%	9.09%	1/2025	2/2029	1,809	1,802	1,809
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	9.82%	3/2023	3/2029	2,003	1,969	2,003
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	9.69%	10/2023	10/2029	798	783	798
NS and Associates LLC(4)	Consumer Staples Distribution & Retail	S+525	1.00%	9.01%	8/2025	8/2030	5,079	5,008	5,079
OIS Management Services, LLC(4)	Health Care Providers & Services	S+475	0.75%	8.42%	12/2023	11/2028	4,937	4,887	4,937
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.59%	4/2024	7/2028	858	853	858
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.09%	2/2023	7/2028	2,477	2,434	2,477
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	9.27%	3/2025	3/2028	2,031	1,969	2,031
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.67%	8/2021	8/2027	3,783	3,765	3,783
RQM+ Corp.(4)	Life Sciences Tools & Services	S+675(8)	1.00%	10.68%	8/2021	8/2029	4,125	4,095	3,712
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	8.92%	6/2022	7/2026	4,333	4,317	4,333
SPR Therapeutics, Inc.(4)	Health Care Technology	S+515	4.00%	9.15%	1/2024	2/2029	1,127	1,131	1,169
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.44%	6/2021	6/2028	1,910	1,896	1,910
SunMed Receivables I, LLC	Health Care Equipment & Supplies	S+395	2.00%	7.74%	10/2025	6/2028	364	361	364
Treace Medical Concepts, Inc.(4)	Life Sciences Tools & Services	S+505	3.00%	8.78%	12/2025	1/2031	1,897	1,881	1,880
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.42%	3/2023	3/2029	1,443	1,415	1,443
UVP Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.32%	9/2023	9/2027	951	940	951
Vapotherm, Inc.	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	1,238	1,295	1,291
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.92%	1/2024	10/2027	4,539	4,498	4,539
Total Bank Debt/Senior Secured Loans								$82,447	$82,835

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units/ Warrants	Cost	Fair Value
Preferred Equity—6.4%
Veronica Holdings, LLC (Vapotherm)	Health Care Equipment & Supplies	9.00% PIK	9/2024	1,172,897	$2,785	$2,866
Total Preferred Equity					$2,785	$2,866
Common Equity/ Warrants—0.1%
Assertio Holdings, Inc. Common Stock(6)*	Pharmaceuticals		7/2023	72	$4	$1
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies		12/2022	4,079	3	2
Veronica Holdings, LLC (Vapotherm) Common Units*	Health Care Equipment & Supplies		9/2024	26,336	30	57
Total Common Equity/Warrants					$37	$60
Total Investments(5) — 191.3%					$85,269	$85,761
Liabilities in Excess of Other Assets — (91.3%)						(40,923)
Net Assets — 100.0%						$44,838

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of December 31, 2025.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2025, on a fair value basis, non-qualifying assets in our portfolio represented 8.4% of the total assets of the Company.
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR HC BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $115; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $1,434 and $1,549, respectively, based on a tax cost of $85,876. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Denotes a Level 1 investment.
(7)
Certain tranches have a spread of S+795 and certain tranches have a spread of S+425.
(8)
Spread is S+200 Cash / 4.75% PIK.

* Non-income producing security.

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands, except share/unit amounts)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2025
Health Care Providers & Services	51.0%
Health Care Equipment & Supplies	9.8%
Pharmaceuticals	8.8%
Diversified Consumer Services	8.5%
Consumer Staples Distribution & Retail	8.3%
Life Science Tools & Services	6.5%
Financial Services	2.8%
Personal Care Products	2.1%
Health Care Technology	1.4%
Media	0.8%
Total Investments	100.0%

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

December 31, 2025

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

In connection with the Company’s formation, the Company issued and sold 40 of the Company’s units (“Units”) to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of Units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of Units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its Units were canceled. As of December 31, 2025, $46,500 of capital commitments were drawn and $37,350 were unfunded.

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

December 31, 2025

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

December 31, 2025

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2025, there was no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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
(f)
Book and tax basis differences relating to Unitholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2025, $3 was reclassified on our balance sheet between accumulated distributable net loss and common Unitholders’ capital. Total earnings and net asset value are not affected.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) recently issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective on December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Pursuant to the Investment Management Agreement we have entered into with the Adviser, we pay the Adviser certain management and incentive fees prior to and following an Exchange Listing. Prior to an Exchange Listing, the Adviser has been

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ Units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of December 31, 2025.

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

December 31, 2025

(in thousands, except unit and per unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

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

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred $748, $682 and $565, respectively, in Management Fees, $61, $53 and $42, respectively, in Administration Fees and $271, $515 and $0, respectively in Incentive Fees.

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

(viii) Management Fees and Incentive Fees;

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

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

December 31, 2025

(in thousands, except unit and per unit amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of December 31, 2025 and December 31, 2024:

Fair Value Measurements

As of December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$82,835	$82,835
Preferred Equity	—	—	2,866	2,866
Common Equity/Warrants	1	—	59	60
Total Investments	$1	$—	$85,760	$85,761

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2025, the fair value of the SPV Facility and the Subscription Facility would be $32,700 and $10,100, respectively.

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

The following tables provides a summary of the changes in fair value of Level 3 assets for the years ended December 31, 2025 and 2024, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2025 and 2024:

	Bank Debt/ Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, December 31, 2024	$67,638	$2,622	$60	$70,320
Total gains or losses included in earnings:
Net realized gain	—	—	—	—
Net change in unrealized gain (loss)	(443)	(40)	(1)	(484)
Purchase of investment securities*	34,586	284	—	34,870
Proceeds from dispositions of investment securities	(18,946)	—	—	(18,946)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, December 31, 2025	$82,835	$2,866	$59	$85,760
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(186)	$(40)	$(1)	$(227)

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

	Bank Debt/ Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, December 31, 2023	$63,268	$—	$6	$63,274
Total gains or losses included in earnings:
Net realized gain	—	—	6	6
Net change in unrealized gain (loss)	268	121	56	445
Purchase of investment securities*	19,795	2,501	32	22,328
Proceeds from dispositions of investment securities	(15,693)	—	(40)	(15,733)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, December 31, 2024	$67,638	$2,622	$60	$70,320
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$316	$121	$28	$465

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$82,835	Income Approach	Market Yield	8.6% – 23.3% (10.4%)
Preferred Equity	Asset	$2,866	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$2	Market Approach	Volatility	21.4% -21.4% (21.4%)

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

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

Note 5. Debt

SPV Facility—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the SPV Facility commitments were reduced to $35,000. Effective with an amendment on January 14, 2025, the stated interest rate on the SPV Facility is Term SOFR plus 2.50%
with no SOFR floor requirement and the final maturity date is February 11, 2028. The fee on undrawn commitments is currently 0.875%. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2025, there were $32,700 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 10, 2025, the stated
interest rate on the Subscription Facility is SOFR plus 2.65% and the maturity date is March 13, 2026. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of December 31, 2025, there were $10,100 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the years ended December 31, 2025 and 2024 was 6.95% and 8.33%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the years ended December 31, 2025 and 2024 was $57,800 and $49,430, respectively.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

Note 6. Commitments and Contingencies

The Company has unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of December 31, 2025 and December 31, 2024 was $21,083 and $6,505, respectively, comprised of the following:

	December 31, 2025	December 31, 2024
Treace Medical Concepts, Inc.	$6,229	$—
Ardelyx, Inc.	2,387	556
DeepIntent, Inc.	2,211	—
Western Veterinary Partners LLC	1,740	—
SunMed Receivables I, LLC	1,457	—
AAH Topco, LLC	1,381	735
OIS Management Services, LLC	1,296	673
Arcutis Biotherapeutics, Inc.	837	837
Southern Orthodontic Partners Management, LLC	756	264
Pinnacle Fertility, Inc.	744	—
NS and Associates LLC	457	—
Eyesouth Eye Care Holdco LLC	447	447
CVAUSA Management, LLC	445	1,059
United Digestive MSO Parent, LLC	192	653
Foundation Consumer Brands, LLC	171	—
SunMed Group Holdings, LLC	132	132
Exactcare Parent, Inc.	102	102
Medrina, LLC	99	239
SPR Therapeutics, Inc.	—	626
WCI-BXC Purchaser, LLC	—	96
Urology Management Holdings, Inc.	—	86
Total Commitments	$21,083	$6,505

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2025 and December 31, 2024, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities. From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Units at beginning of period	1,253,582	1,069,642
Units issued	870,849	183,940
Units issued and outstanding at end of period	2,124,431	1,253,582

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and the period January 5, 2021 (commencement of operations) to December 31, 2021:

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	For the period January 5, 2021* to December 31, 2021
Per Unit Data: (a)
Net asset value per unit, beginning of period	$21.99	$21.47	$21.77	$21.41	$—
Net investment income (loss)	2.17	2.26	1.33	1.07	(2.97)
Net realized and unrealized gain (loss)**	(0.32)	0.39	0.28	0.26	0.40
Net increase (decrease) in Unitholders’ capital resulting from operations	1.85	2.65	1.61	1.33	(2.57)
Issuance of initial Units**	—	—	—	—	24.62
Offering costs	—	—	—	—	(0.64)
Distributions to Unitholders:
From distributable earnings	(2.73)	(2.13)	(1.85)	(0.97)	—
From return of capital	—	—	(0.06)	—	—
Net asset value per unit, end of period	$21.11	$21.99	$21.47	$21.77	$21.41
Total Return(b)(c)	8.41%	12.34%	7.40%	6.21%	(26.93)%
Unitholders’ capital, end of period	$44,838	$27,568	$22,969	$19,348	$14,612
Units outstanding, end of period	2,124,431	1,253,582	1,069,642	888,565	682,427
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income (loss)	9.99%	10.41%	6.08%	4.91%	(16.59)%
Operating expenses	5.91%	7.44%	5.99%	6.61%	29.12%
Interest and other credit facility expenses	13.52%	17.38%	18.08%	12.33%	8.02%
Total expenses	19.43%	24.82%	24.07%	18.94%	37.14%
Average debt outstanding	$48,299	$44,496	$31,744	$20,453	$7,352
Portfolio turnover ratio	25.1%	21.5%	13.9%	36.5%	59.7%

(a)
Calculated using the average Units outstanding method. Weighted average Units outstanding for the years ended December 31, 2025, December 31, 2024, December 31, 2023, December 31, 2022 and the period March 8, 2021 (date of first sale of Units) through December 31, 2021 were 1,347,292, 1,132,184, 1,029,458, 720,266 and 276,929, respectively.
(b)
Calculated as the change in net asset value (“NAV”) per Unit during the period plus distributions declared per Unit, divided by the beginning NAV per unit. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

* Commencement of operations

** Includes the impact of the different unit amounts used in calculating per Unit data as a result of calculating certain per Unit data based upon the weighted average Units outstanding during the period and certain per Unit data based on the Units outstanding as of a period end.

Note 9(a). Income Tax Information and Distributions to Unitholders

The tax character of distributions for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows(1):

	2025		2024		2023
Ordinary income	$2,800	76.2%	$2,189	90.8%	$1,817	92.6%
Capital gains	89	2.4%	221	9.2%	53	2.7%
Return of capital	—	0.0%	—	0.0%	92	4.7%
Distributions recognized in subsequent year	784	21.4%	—	0.0%	—	0.0%
Total distributions	$3,673	100.0%	$2,410	100.0%	$1,962	100.0%

As of December 31, 2025, 2024 and 2023 the total accumulated earnings (loss) on a tax basis were as follows(1):

	2025	2024	2023
Undistributed ordinary income	$—	$113	$—
Undistributed long-term net capital gains	—	—	—
Total undistributed net earnings	—	113	—
Post-October capital losses	—	—	—
Capital loss carryforward	—	—	—
Other book/tax temporary differences	(937)	(167)	(183)
Net unrealized appreciation (depreciation)	(115)	229	(241)
Total tax accumulated earnings (loss)	$(1,052)	$175	$(424)

(1)
Tax information for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for federal tax years since 2022 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

For the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, none of the ordinary distributions paid during the year were eligible for qualified dividend income treatment or the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, 98.64%, 98.60% and 98.16%, respectively, of each of the ordinary distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, 1.63%, 0.00% and 0.90%, respectively, of the distributions represent short-term capital gains dividends.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (continued)

December 31, 2025

(in thousands, except unit and per unit amounts)

Note 10. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The Company has identified its Co-Chief Executive Officers as the Chief Operating Decision Makers (“CODMs”). The CODMs review all significant segment expenses on the Consolidated Statements of Operations and use net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODMs use net asset value per unit to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 11. Subsequent Events

On January 30, 2026, the Company delivered capital drawdown notices to its Unitholders, relating to the sale of 587,130 of the Company’s Units, for an aggregate offering price of $12,500. The sales closed on February 13, 2026.

The sale of Units is being made pursuant to Subscription Agreements and the LLC Agreement entered into by the Company and the Unitholders. Under the terms of the Subscription Agreements and the LLC Agreement, the Unitholders are required to fund drawdowns to purchase Units up to the amount of their capital commitment on an as-needed basis with a minimum of 10 business days’ prior notice to the Unitholders.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2025.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Name	Age	Position	Director Since
Interested Directors
Michael S. Gross	64	Co-Chief Executive Officer, President and Director	2020
Bruce Spohler	65	Co-Chief Executive Officer, Chief Operating Officer and Director	2020
Independent Directors
Steven Hochberg	64	Director	2020
David S. Wachter	62	Director	2020
Leonard A. Potter	64	Director	2020

The address for each of our directors is c/o SLR HC BDC LLC, 500 Park Avenue, New York, NY 10022.

Executive Officers Who Are Not Directors

Name	Age	Position
Shiraz Y. Kajee	46	Chief Financial Officer and Treasurer
Guy Talarico	70	Chief Compliance Officer and Secretary

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

Nomination of Directors

There have been no material changes to the procedures by which Unitholders may recommend nominees to our Board since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2024. The Nominating and Corporate Governance Committee of the Company currently does not consider nominees recommended by our Unitholders.

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

Compensation of Directors

The following table sets forth the compensation of the Company’s directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total Compensation from the Company	Total Compensation from the Fund Complex
Interested Directors
Michael S. Gross	—	—	—	—	—
Bruce Spohler	—	—	—	—	—
Independent Directors
Steven Hochberg	$25,000	—	—	$25,000	$202,000
David S. Wachter	$25,000	—	—	$25,000	$193,500
Leonard A. Potter	$25,000	—	—	$25,000	$197,000

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2025 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a compensation committee report for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of February 20, 2026, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

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
(2)
Based on a total of 2,711,561 Units issued and outstanding as of February 20, 2026.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 20, 2026. We are not part of a “Fund Complex,” as that term is defined in Schedule 14A and Regulation 14A under the Exchange Act. For purposes of this annual report on Form 10-K, the term Fund Complex includes the Company, SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR Private Credit BDC II LLC.

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
(3)
The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the total dollar range of equity securities in SLR Investment Corp. beneficially owned by the directors, as no director has beneficial ownership of the Company, SCP Private Credit Income BDC LLC or SLR Private Credit BDC II LLC. The dollar range of equity securities beneficially owned in SLR Investment Corp. is based on the closing price of SLR Investment Corp’s common stock of $14.86 on February 20, 2026 on the NASDAQ Global Select Market.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser. Our Board, including a majority of the directors who are disinterested directors, most recently voted to approve the continuation of the Investment Management Agreement at an in-person meeting held on August 4, 2025, such approval being effective as of September 1, 2025 and extending the term of the Investment Management Agreement to September 1, 2026. Subject to certain restrictions, the Investment Management Agreement will remain in effect from year to year if approved annually by a majority of the Board, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities until terminated by the Company, or by the Adviser, upon 60 days’ prior written notice.

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

For the years ended December 31, 2025 and December 31, 2024, the Company incurred the following fees for services provided by KPMG LLP, including expenses:

Table below in thousands

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$127.0	$125.0
Audit-Related Fees	—	—
Tax Fees	17.9	18.6
All Other Fees	—	—
Total Fees:	$144.9	$143.6

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2025, the Audit Committee pre-approved 100% of the services described in this policy.

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

Form of Loan and Security Agreement, dated as of February 18, 2022 (as amended through Amendment No. 2, dated as of January 14, 2025) by and among SLR HC BDC SPV LLC, as borrower, SLR HC BDC LLC as parent and servicer, the Lenders party thereto, the collateral agent, collateral administrator and securities intermediary party thereto and JPMorgan Chase Bank, N.A., as administrative agent(6)

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
(6)
Previously filed as an exhibit to the Registrant’s report on Form 10-K filed on February 25, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR HC BDC LLC

/S/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 24, 2026	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title
February 24, 2026	/s/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 24, 2026	/s/ BRUCE J. SPOHLER	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Bruce J. Spohler

February 24, 2026	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 24, 2026	/s/ DAVID S. WACHTER David S. Wachter	Director

February 24, 2026	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 24, 2026	/s/ SHIRAZ Y. KAJEE Shiraz Y. Kajee	Chief Financial Officer (Principal Financial Officer)