Form 10-Q
period 2026-09-30
SLR HC BDC LLC
filed 2026-11-03
CIK 1832148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the registrant’s units. The issuer had 2,908,929 units outstanding as of October 30, 2026.

SLR HC BDC LLC

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2026

	Index	Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	4
	Consolidated Statements of Changes in Unitholders’ Capital for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and the nine months ended September 30, 2025 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2025	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR HC BDC LLC unless the context states otherwise.

Item 1. Financial Statements

SLR HC BDC LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $94,006 and $85,269, respectively)	$93,364	$85,761
Cash	1,299	2,915
Interest receivable	982	965
Receivable for investments sold	9	—
Prepaid expenses	13	4
Total assets	$95,667	$89,645
Liabilities
Revolving credit facility due August 2031 (the “SPV Facility”) ($26,900 and $32,700 face amounts, respectively, reported net of unamortized debt issuance costs of $415 and $341, respectively. See note 5)	$26,485	$32,359
Revolving credit facility due March 2027 (the “Subscription Facility”) ($7,313 and $10,100 face amounts, respectively, reported net of unamortized debt issuance costs of $70 and $52, respectively. See note 5)	7,243	10,048
Distributions payable	—	863
Management fee payable (see note 3)	267	495
Incentive fee payable (see note 3)	220	280
Administration fee payable (see note 3)	19	17
Interest payable (see note 5)	288	546
Payable for investments purchased	150	—
Other liabilities and accrued expenses	279	199
Total liabilities	$34,951	$44,807
Commitments and contingencies (see note 6)
Unitholders’ Capital
Common Unitholders’ capital (2,908,929 and 2,124,431 units, respectively, issued and outstanding)	62,590	45,890
Accumulated distributable net loss	(1,874)	(1,052)
Total unitholders’ capital	$60,716	$44,838
Total liabilities and unitholders’ capital	$95,667	$89,645
Net asset value per unit	$20.87	$21.11

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Operations (unaudited)

(in thousands, except unit and per unit amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment Income:
Interest income from non-controlled/non-affiliated investments	$2,062	$2,097	$6,518	$5,921
PIK Dividend income from non-controlled/non-affiliated investments	79	72	231	211
Other income from non-controlled/non-affiliated investments	169	3	352	35
Total investment income	2,310	2,172	7,101	6,167
Expenses:
Management fees (see note 3)	$267	$196	$773	$534
Incentive fees (see note 3)	85	68	220	172
Administration fees (see note 3)	19	16	56	45
Interest and other credit facility expenses (see note 5)	873	1,050	2,419	2,980
Other general and administrative expenses	168	142	521	448
Total expenses	1,412	1,472	3,989	4,179
Net investment income	$898	$700	$3,112	$1,988
Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	$2	$—	$—	$1
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments and cash equivalents	(139)	(88)	(1,134)	(444)
Net realized and unrealized gain (loss) on non-controlled/ non-affiliated investments and cash equivalents	(137)	(88)	(1,134)	(443)
Net Increase in Unitholders’ Capital Resulting From Operations	$761	$612	$1,978	$1,545
Net Income Per Unit	$0.27	$0.46	$0.74	$1.20

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Changes in Unitholders’ Capital (unaudited)

(in thousands, except unit amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in unitholders’ capital resulting from operations:
Net investment income	$898	$700	$3,112	$1,988
Net realized gain (loss)	2	—	—	1
Net change in unrealized gain (loss)	(139)	(88)	(1,134)	(444)
Net increase in unitholders’ capital resulting from operations	761	612	1,978	1,545
Distributions to unitholders:
From distributable earnings	(1,474)	(700)	(2,800)	(1,988)
From return of capital	—	—	—	(77)
Net distributions to unitholders	(1,474)	(700)	(2,800)	(2,065)
Increase in unitholders’ capital resulting from capital activity (see note 7):
Contributions	4,200	6,000	16,700	6,000
Net increase in unitholders’ capital resulting from capital activity	4,200	6,000	16,700	6,000
Total increase in unitholders’ capital	3,487	5,912	15,878	5,480
Unitholders’ capital, beginning of period	57,229	27,136	44,838	27,568
Unitholders’ capital, end of period	$60,716	$33,048	$60,716	$33,048
Capital unit activity (see note 7):
Units issued	197,368	280,112	784,498	280,112
Net increase from capital unit activity	197,368	280,112	784,498	280,112

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash Flows from Operating Activities:
Net increase in unitholders’ capital resulting from operations	$1,978	$1,545
Adjustments to reconcile net increase in unitholders’ capital resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	—	(1)
Net change in unrealized (gain) loss on investments	1,134	444
Deferred financing costs amortization	481	377
Net accretion of discount on investments	(350)	(307)
(Increase) decrease in operating assets:
Purchase of investments	(41,063)	(22,891)
Proceeds from disposition of investments	33,139	9,995
Capitalization of payment-in-kind income	(463)	(324)
Interest receivable	(17)	(360)
Prepaid expenses and other assets	(9)	(35)
Receivable for investments sold	(9)	3
Increase (decrease) in operating liabilities:
Payable for investments purchased	150	49
Management fee payable	(228)	(196)
Administration fee payable	2	2
Incentive fee payable	(60)	(335)
Interest payable	(258)	34
Other liabilities and accrued expenses	80	42
Net Cash Used in Operating Activities	(5,493)	(11,958)
Cash Flows from Financing Activities:
Contributions from unitholders	16,700	6,000
Cash distributions paid	(3,663)	(2,065)
Proceeds from borrowings	58,140	26,056
Repayments of borrowings	(67,300)	(18,400)
Net Cash Provided by Financing Activities	3,877	11,591
NET DECREASE IN CASH	(1,616)	(367)
CASH AT BEGINNING OF PERIOD	2,915	2,684
CASH AT END OF PERIOD	$1,299	$2,317
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,196	$2,569
Non-cash exchange of investments	4,267	—

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited)

September 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 146.1%
AAH Topco., LLC(4)	Diversified Consumer Services	S+500	0.75%	9.00%	1/2024	12/2027	$3,717	$3,687	$3,717
Arcutis Biotherapeutics, Inc.(3)(4)	Pharmaceuticals	S+595	2.50%	9.69%	12/2021	8/2029	3,144	3,344	3,497
Ardelyx, Inc.(3)(4)	Pharmaceuticals	S+455	3.50%	8.29%	2/2022	7/2030	5,960	6,052	6,079
BayMark Health Services, Inc.	Health Care Providers & Services	S+500	2.00%	9.07%	9/2026	9/2030	157	150	150
BayMark Health Services, Inc.	Health Care Providers & Services	S+600	2.00%	10.07%	9/2026	3/2031	3,072	3,026	3,026
Blazing Star Parent, LLC(4)	Consumer Staples Distribution & Retail	S+700	1.00%	10.76%	8/2025	8/2030	2,025	2,002	2,025
Centinel Spine, LLC(4)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	1,897	1,913	1,961
CVAUSA Management, LLC(4)	Health Care Providers & Services	S+525	1.00%	9.15%	5/2023	5/2029	5,709	5,644	5,709
Exactcare Parent, Inc.(4)	Health Care Providers & Services	S+550	1.00%	9.26%	11/2023	11/2029	910	895	910
Eyesouth Eye Care Holdco LLC(4)	Health Care Providers & Services	S+550	1.00%	9.49%	10/2022	10/2029	3,677	3,617	3,677
Fertility (ITC) Investment Holdco, LLC(4)	Health Care Providers & Services	S+500	0.75%	8.84%	1/2023	1/2029	6,224	6,189	6,224
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+625	1.00%	10.23%	3/2023	3/2029	1,988	1,960	1,988
Medrina, LLC(4)	Health Care Providers & Services	S+600	1.00%	9.66%	10/2023	10/2029	792	780	792
Modivcare Buyer, LLC(4)	Health Care Providers & Services	S+400	1.00%	7.80%	5/2026	5/2031	5,042	4,983	5,042
Montefiore Nyack Hospital	Health Care Providers & Services	S+450	3.00%	8.30%	3/2026	11/2027	4,068	4,068	4,068
NS and Associates LLC(4)	Consumer Staples Distribution & Retail	S+500	1.00%	8.75%	8/2025	8/2030	5,041	4,981	5,041
ONS MSO, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.57%	4/2024	7/2028	854	850	794
ONS MSO, LLC(4)	Health Care Providers & Services	S+625	1.00%	10.07%	2/2023	7/2028	2,464	2,433	2,291
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+450	0.75%	8.34%	3/2025	3/2028	2,015	1,973	2,015
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.07%	8/2021	8/2029	5,944	5,907	5,944
ReFocus Management Services, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.76%	2/2026	2/2029	3,002	2,951	3,002
RQM+ Corp.(6)	Professional Services	S+725 PIK	1.00%	—	8/2021	8/2029	4,643	4,361	3,018
SMP Holdco, Inc.	Health Care Providers & Services	S+400	3.50%	7.80%	3/2026	5/2028	790	790	790
Southern Orthodontic Partners Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.07%	6/2022	7/2029	3,168	3,144	3,168
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.42%	6/2021	6/2028	1,895	1,885	1,895
SunMed Receivables I, LLC	Health Care Equipment & Supplies	S+395	2.00%	7.75%	10/2025	6/2028	364	362	364
Treace Medical Concepts, Inc.(3)(4)	Life Sciences Tools & Services	S+505	3.00%	8.79%	12/2025	1/2031	1,897	1,894	1,893
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.48%	3/2023	3/2029	1,443	1,421	1,443
UVP Management, LLC(4)	Health Care Providers & Services	S+550	1.00%	9.72%	9/2023	9/2027	951	944	932
Vapotherm, Inc.	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	1,238	1,310	1,309
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.09%	1/2024	10/2027	5,926	5,890	5,926
Total Bank Debt/Senior Secured Loans								$89,406	$88,690

See notes to consolidated financial statements.

SLR HC BDC LLC

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate	Acquisition Date	Shares/ Units/ Warrants	Cost	Fair Value
Preferred Equity—7.6%
New Baymark Parent, LLC	Health Care Providers & Services	11.50% PIK	9/2026	1,419,901	$1,241	$1,241
Veronica Holdings, LLC (Vapotherm)	Health Care Equipment & Supplies	9.00% PIK	9/2024	1,314,885	3,326	3,373
Total Preferred Equity					$4,567	$4,614
Common Equity/ Warrants—0.1%
Meditrina, Inc. Warrants*	Health Care Equipment & Supplies		12/2022	4,079	$3	$3
New Baymark Parent, LLC*	Health Care Providers & Services		9/2026	4,842	-	-
Veronica Holdings, LLC (Vapotherm) Common Units*	Health Care Equipment & Supplies		9/2024	26,336	30	57
Total Common Equity/Warrants					$33	$60
Total Investments(5) — 153.8%					$94,006	$93,364
Liabilities in Excess of Other Assets — (53.8%)						(32,648)
Net Assets — 100.0%						$60,716

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of September 30, 2026.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2026, on a fair value basis, non-qualifying assets in our portfolio represented 12.0% of the total assets of the Company.
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

September 30, 2026

(in thousands, except share/unit amounts)

(5)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $1,249; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $1,273 and $2,522, respectively, based on a tax cost of $94,613. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(6)
Investment is on non-accrual status.

* Non-income producing security.

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2026
Health Care Providers & Services	57.0%
Diversified Consumer Services	10.3%
Pharmaceuticals	10.3%
Health Care Equipment & Supplies	9.6%
Consumer Staples Distribution & Retail	7.6%
Professional Services	3.2%
Life Science Tools & Services	2.0%
Total Investments	100.0%

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
(4)
Indicates an investment that is wholly or partially held by the Company through its wholly-owned financing subsidiary SLR HC BDC SPV LLC (the “SPV”). Such investments are pledged as collateral under the JPM SPV Facility (see Note 5 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.
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

September 30, 2026

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

In connection with the Company’s formation, the Company issued and sold 40 units to the Adviser (the “Initial Unitholder”), which were acquired for an initial capital contribution of $1 on January 5, 2021 in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended. As of September 30, 2026, the Company’s capital commitments total $83,850. The Company’s initial drawdown occurred on March 8, 2021 with the sale and issuance of units at an aggregate purchase price of $3,500 or $29.30 per unit. Prior to the issuance of units on March 8, 2021, the Initial Unitholder’s initial seed capital was withdrawn from the Company and its units were canceled. As of September 30, 2026, $63,200 of capital commitments were drawn and $20,650 were unfunded.

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

September 30, 2026

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

September 30, 2026

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2026, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2026

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

September 30, 2026

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

The Adviser will have the right, in its sole discretion, to waive or reduce, as well as recoup in a subsequent period, the Management Fee to which the Adviser is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Management Fee may be recouped by the Adviser in a future calendar quarter within three years of the date of the applicable waiver of the Management Fee. No Management Fees have been waived as of September 30, 2026.

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

The Administrative Coordinator will have the right, in its sole discretion, to waive, as well as recoup in a subsequent period, the Pre-Exchange Listing Administration Fee to which it is entitled in respect of all Unitholders’ units in any particular calendar quarter. Any such Pre-Exchange Listing Administration Fee may be recouped by the Administrative Coordinator in a future calendar quarter within three years of the date of the applicable waiver of the Pre-Exchange Listing Administration Fee. No administration fees have been waived as of September 30, 2026.

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

For the three and nine months ended September 30, 2026, the Company incurred $267 and $773, respectively, in Management Fees, $19 and $56, respectively, in Administration Fees and $85 and $220, respectively, in Incentive Fees. For the three and nine months ended September 30, 2025, the Company incurred $196 and $534, respectively, in Management Fees, $16 and $45, respectively, in Administration Fees and $68 and $172, respectively, in Incentive Fees.

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

September 30, 2026

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

September 30, 2026

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025:

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except unit and per unit amounts)

Fair Value Measurements

As of September 30, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$88,690	$88,690
Preferred Equity	—	—	4,614	4,614
Common Equity/Warrants	—	—	60	60
Total Investments	$—	$—	$93,364	$93,364

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2026, the fair value of the SPV Facility and the Subscription Facility would be $26,900 and $7,313, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

Fair Value Measurements

As of December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$82,835	$82,835
Preferred Equity	—	—	2,866	2,866
Common Equity/Warrants	1	—	59	60
Total Investments	$1	$—	$85,760	$85,761

While the Company has not made an election to apply the fair value option of accounting to any of its debt obligations, if the Company’s debt obligations were carried at fair value at December 31, 2025, the fair value of the JPM SPV Facility and the Subscription Facility would be $32,700 and $10,100, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2026:

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, June 30, 2026	$93,609	$2,996	$60	$96,665
Total gains or losses included in earnings:
Net realized gain	2	—	—	2
Net change in unrealized gain (loss)	(128)	(11)	—	(139)
Purchase of investment securities*	11,311	1,629	—	12,940
Proceeds from dispositions of investment securities	(16,104)	—	—	(16,104)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2026	$88,690	$4,614	$60	$93,364
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(83)	$(11)	$—	$(94)

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except unit and per unit amounts)

	Bank Debt/Senior Secured Loans	Preferred Equity	Common Equity/ Warrants	Total
Fair value, December 31, 2025	$82,835	$2,866	$59	$85,760
Total gains or losses included in earnings:
Net realized gain	2	—	—	2
Net change in unrealized gain (loss)	(1,105)	(33)	1	(1,137)
Purchase of investment securities*	40,094	1,781	—	41,875
Proceeds from dispositions of investment securities	(33,136)	—	—	(33,136)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30, 2026	$88,690	$4,614	$60	$93,364
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(981)	$(33)	$1	$(1,013)

* Includes PIK capitalization and accretion of discount.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

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

September 30, 2026

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2026	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$88,690	Income Approach	Market Yield	9.0% – 27.2% (11.3%)
Preferred Equity	Asset	$4,614	Income Approach	Market Yield	9.0% – 15.4% (10.7%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$3	Market Approach	Volatility	22.6% –22.6% (22.6%)

* This asset was valued at $2.18 per share, which is the price per share paid to the stockholders at the time of the closing of the transaction.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2025 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2025	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$82,835	Income Approach	Market Yield	8.6% – 23.3% (10.4%)
Preferred Equity	Asset	$2,866	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
Common Equity	Asset	$57	Transaction Price*	N/A	N/A
Warrants	Asset	$2	Market Approach	Volatility	21.4% -21.4% (21.4%)

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

Note 5. Debt

Revolving credit facility due February 2028 (the “JPM SPV Facility”)—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50,000 JPM SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the JPM SPV Facility was amended, increasing commitments to $75,000. On January 23, 2024, the JPM SPV Facility commitments were reduced to $35,000. Effective with an amendment on January 14, 2025, the stated interest rate on the JPM SPV Facility was Term SOFR plus 2.50% with no SOFR floor requirement and the final maturity date was February 11, 2028. On August 14, 2026, the JPM SPV Facility was repaid in full and terminated. The Company did not incur any prepayment penalty in connection with the termination of the JPM SPV Facility.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except unit and per unit amounts)

SPV Facility—On August 14, 2026, the Company, through the SPV, entered into a $35,000 loan and financing agreement with Deutsche Bank AG, New York Branch, as facility agent, the lenders and other agents from time to time parties thereto, and Western Alliance Trust Company, National Association, as the collateral agent, as the collateral custodian and as the collateral administrator. The SPV Facility has a maturity date of August 14, 2031, a revolving period ending on August 14, 2029, and a stated interest rate equal to the applicable cost of funds plus 2.60% per annum. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2026, there were $26,900 of borrowings outstanding under the SPV Facility.

Subscription Facility—On March 19, 2021, the Company established the $25,000 Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 12, 2026, the maximum commitment is $12,000, the stated interest rate on the Subscription Facility is SOFR plus 1.90% and the maturity date is March 12, 2027. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2026, there were $7,313 of borrowings outstanding under the Subscription Facility.

The average annualized interest cost for borrowings for the nine months ended September 30, 2026 and the year ended December 31, 2025 was 6.25% and 6.95%, respectively. These costs are exclusive of other credit facility expenses such as unused fees. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2026 and the year ended December 31, 2025 was $45,913 and $57,800, respectively.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except unit and per unit amounts)

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2026 and December 31, 2025 was $23,038 and $21,083, respectively, comprised of the following:

	September 30, 2026	December 31, 2025
Modivcare Buyer, LLC	$7,564	$—
Treace Medical Concepts, Inc.	6,229	6,229
ReFocus Management Services, LLC	1,584	—
SunMed Receivables I, LLC	1,457	1,457
Ardelyx, Inc.	1,193	2,387
Pinnacle Fertility, Inc.	744	744
Montefiore Nyack Hospital	691	—
SMP Holdco, Inc.	462	—
NS and Associates LLC	457	457
AAH Topco, LLC	430	1,381
CVAUSA Management, LLC	429	445
Veronica Holdings, LLC	369	—
Western Veterinary Partners LLC	314	1,740
Eyesouth Eye Care Holdco LLC	261	447
Plastics Management, LLC	218	—
United Digestive MSO Parent, LLC	177	192
SunMed Group Holdings, LLC	132	132
Southern Orthodontic Partners Management, LLC	125	756
Exactcare Parent, Inc.	102	102
Medrina, LLC	100	99
DeepIntent, Inc.	—	2,211
OIS Management Services, LLC	—	1,296
Arcutis Biotherapeutics, Inc.	—	837
Foundation Consumer Brands, LLC	—	171
Total Commitments	$23,038	$21,083

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR HC BDC LLC

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except unit and per unit amounts)

Note 7. Unitholders’ Capital

Transactions in Unitholders’ capital were as follows for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Units at beginning of period	2,711,561	1,253,582
Units issued	197,368	280,112
Units issued and outstanding at end of period	2,908,929	1,533,694

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Units at beginning of period	2,124,431	1,253,582
Units issued	784,498	280,112
Units issued and outstanding at end of period	2,908,929	1,533,694

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and September 30, 2025:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Per Share Data: (a)
Net asset value per unit, beginning of period	$21.11	$21.99
Net investment income	1.17	1.55
Net realized and unrealized gain (loss)*	(0.36)	(0.38)
Net increase in Unitholders’ capital resulting from operations	0.81	1.17
Distributions to Unitholders:
From distributable earnings	(1.05)	(1.61)
Net asset value per unit, end of period	$20.87	$21.55
Total Return (b)(c)	3.84%	5.32%
Unitholders’ capital, end of period	$60,716	$33,048
Units outstanding, end of period	2,908,929	1,533,694
Ratios to average net assets of Unitholders’ Capital (c):
Net investment income	5.52%	7.11%
Operating expenses	2.79%	4.28%
Interest and other credit facility expenses	4.29%	10.66%
Total expenses	7.08%	14.94%
Average debt outstanding	$39,798	$48,047
Portfolio turnover ratio	36.1%	13.6%

(a)
Calculated using the average units outstanding method. Weighted average units outstanding for the nine months ended September 30, 2026 and September 30, 2025 were 2,660,292 and 1,282,312, respectively.
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

September 30, 2026

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

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

SLR HC BDC LLC:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR HC BDC LLC (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations and changes in unitholders’ capital for the three-month and nine-month periods ended September 30, 2026 and 2025, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2026

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

Portfolio and Investment Activity

During the three months ended September 30, 2026, we invested $12.8 million across 13 portfolio companies. This compares to investing $9.3 million in 6 portfolio companies during the three months ended September 30, 2025. Investments sold or prepaid during the three months ended September 30, 2026 totaled $16.2 million versus $1.3 million for the three months ended September 30, 2025.

At September 30, 2026, our portfolio consisted of 32 portfolio companies and was invested 95.0% directly in senior secured loans, 4.9% in preferred equity and 0.1% in common equity/warrants, versus 35 portfolio companies invested 96.5% directly in senior secured loans, 3.4% in preferred equity and 0.1% in common equity/warrants at September 30, 2025, in each case measured at fair value.

At September 30, 2026, 95.1% of our income producing investment portfolio was floating rate and 4.9% was fixed rate, measured at fair value. At September 30, 2025, 96.6% of our income producing investment portfolio was floating rate and 3.4% was fixed rate, measured at fair value.

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

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial Unitholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for Units, our Unitholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our Unitholders. As of September 30, 2026, the Company had $34.2 million of senior securities, for an asset coverage ratio of 277.5%.

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

Results of Operations

Results are shown below for the three and nine months ended September 30, 2026 and September 30, 2025:

Investment Income

For the three and nine months ended September 30, 2026, gross investment income totaled $2.3 million and $7.1 million, respectively. For the three and nine months ended September 30, 2025, gross investment income totaled $2.2 million and $6.2 million, respectively. The comparative increase in gross investment income was primarily due to an increase in the average portfolio size year over year as well as an increse in index rates.

Expenses

Expenses totaled $1.4 million and $4.0 million, respectively, for the three and nine months ended September 30, 2026, of which $0.4 million and $1.0 million, respectively, consisted of management, incentive and administration fees and $0.9 million and $2.4 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2026. Expenses totaled $1.5 million and $4.2 million, respectively, for the three and nine months ended September 30, 2025, of which $0.3 million and $0.8 million, respectively, consisted of management, incentive and administration fees and $1.1 million and $3.0 million, respectively, consisted of interest and other credit facility expenses. Administrative services, organization and other general and administrative expenses totaled $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2025. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, directors’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The comparative decrease in expenses is generally due to decreased borrowing costs due to a lower average balance on those borrowings.

Net Investment Income

The Company’s net investment income totaled $0.9 million and $3.1 million, or $0.32 and $1.17 per average Unit, respectively, for the three and nine months ended September 30, 2026. The Company’s net investment income totaled $0.7 million and $2.0 million, or $0.52 and $1.55 per average Unit, respectively, for the three and nine months ended September 30, 2025.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $16.2 million and $33.3 million, respectively, for the three and nine months ended September 30, 2026. Net realized gain over the same periods totaled $2 thousand and $0, respectively. The Company had investment sales and prepayments totaling approximately $1.3 million and $10.1 million, respectively, for the three and nine months ended September 30, 2025. Net realized gain over the same periods totaled $0 and $1 thousand, respectively.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2026, net change in unrealized gain (loss) on the Company’s assets totaled $(0.1) million and $(1.1) million, respectively. Net unrealized loss for the three months ended September 30, 2026 was primarily due to depreciation on our investments in ONS MSO, LLC and RQM+ Corp., among others, partially offset by appreciation on our investments in Modivcare Buyer, LLC and Vapotherm, Inc. among others. Net unrealized loss for the nine months ended September 30, 2026 was primarily due to depreciation on our investments in RQM+ Corp. and ONS MSO, LLC, among others, partially offset by appreciation on our investments in Modivcare Buyer, LLC, ReFocus Management Services, LLC and Ardelyx, Inc., among others. For the three and nine months ended September 30, 2025, net change in unrealized gain (loss) on the Company’s assets totaled $(0.1) million and $(0.4) million, respectively. Net unrealized loss for the three months ended September 30, 2025 was primarily due to depreciation on our investments in BayMark Health Services, Inc. and RQM+ Corp., among others, partially offset by unrealized appreciation on our investments in Arcutis Biotherapeutics, Inc. and Cerapedics Inc., among others. Net unrealized loss for the nine months ended September 30, 2025 was primarily due to depreciation on our investments in RQM+ Corp. and BayMark Health Services, Inc., among others, as well as the reversal upon exit of previously unrealized appreciation on our investments in Retina Midco, Inc. and Outset Medical, Inc., partially offset by unrealized appreciation on our investments in Arcutis Biotherapeutics, Inc., Pinnacle Fertility, Inc. and Cerapedics Inc., among others.

Net Increase in Unitholders’ Capital Resulting from Operations

For the three and nine months ended September 30, 2026, the Company had a net increase in Unitholders’ capital resulting from operations of $0.8 million and $2.0 million, respectively. For the same periods, income per average Unit was $0.27 and $0.74, respectively. For the three and nine months ended September 30, 2025, the Company had a net increase in Unitholders’ capital resulting from operations of $0.6 million and $1.5 million, respectively. For the same periods, income per average Unit was $0.46 and $1.20, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Unitholders.

Equity

During the period January 5, 2021 (commencement of operations) to September 30, 2026, on a net basis, the Company sold and issued 2,908,929 Units at an average price of $21.73 per Unit, for net proceeds of $63.2 million. All of our outstanding Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Unfunded equity capital commitments totaled $20.7 million at September 30, 2026.

Debt

Revolving credit facility due February 2028 (the “JPM SPV Facility”)—On February 18, 2022, the Company, through its wholly-owned subsidiary, SLR HC BDC SPV LLC (the “SPV”), entered into the $50 million JPM SPV Facility with JPMorgan Chase Bank, N.A. acting as administrative agent. On May 30, 2023, the JPM SPV Facility was amended, increasing commitments to $75 million. On January 23, 2024, the JPM SPV Facility commitments were reduced to $35 million. Effective with an amendment on January 14, 2025, the stated interest rate on the JPM SPV Facility was Term SOFR plus 2.50% with no SOFR floor requirement and the final maturity date was February 11, 2028. On August 14, 2026, the JPM SPV Facility was repaid in full and terminated. The Company did not incur any prepayment penalty in connection with the termination of the JPM SPV Facility.

Revolving credit facility due August 2031 (the “SPV Facility”)—On August 14, 2026, the Company, through the SPV, entered into a $35 million loan and financing agreement with Deutsche Bank AG, New York Branch, as facility agent, the lenders and other agents from time to time parties thereto, and Western Alliance Trust Company, National Association, as the collateral agent, as the collateral custodian and as the collateral administrator. The SPV Facility has a maturity date of August 14, 2031, a revolving period ending on August 14, 2029, and a stated interest rate equal to the applicable cost of funds plus 2.60% per annum. The SPV Facility is secured by all of the assets held by the SPV. Under the terms of the SPV Facility, the Company and SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2026, there were $26.9 million of borrowings outstanding under the SPV Facility.

Revolving credit facility due March 2027 (the “Subscription Facility”)—On March 19, 2021, the Company established the $25 million Subscription Facility with ING Capital LLC, as administrative agent, sole lead arranger and sole bookrunner. Effective with an amendment dated March 12, 2026, the maximum commitment is $12 million, the stated interest rate on the Subscription Facility is SOFR plus 1.90% and the maturity date is March 12, 2027. Under the terms of the Subscription Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Subscription Facility also includes usual and customary events of default for credit facilities of this nature. As of September 30, 2026, there were $7.3 million of borrowings outstanding under the Subscription Facility.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of September 30, 2026.

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

A summary of our significant contractual payment obligations is as follows as of September 30, 2026:

Payments due by Period as of September 30, 2026 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$34.2	$7.3	$—	$26.9	$—

(1)
At September 30, 2026, we had a total of $12.8 million of unused borrowing capacity under our credit facilities, subject to borrowing base limits.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
(in millions)
Modivcare Buyer, LLC	$7.6	$—
Treace Medical Concepts, Inc.	6.2	6.2
ReFocus Management Services, LLC	1.6	—
SunMed Receivables I, LLC	1.4	1.5
Ardelyx, Inc.	1.2	2.4
Pinnacle Fertility, Inc.	0.7	0.7
Montefiore Nyack Hospital	0.7	—
SMP Holdco, Inc.	0.5	—
NS and Associates LLC	0.5	0.5
AAH Topco, LLC	0.4	1.4
CVAUSA Management, LLC	0.4	0.4
Veronica Holdings, LLC	0.4	—
Western Veterinary Partners LLC	0.3	1.7
Eyesouth Eye Care Holdco LLC	0.3	0.5
Plastics Management, LLC	0.2	—
United Digestive MSO Parent, LLC	0.2	0.2
SunMed Group Holdings, LLC	0.1	0.1
Southern Orthodontic Partners Management, LLC	0.1	0.8
Exactcare Parent, Inc.	0.1	0.1
Medrina, LLC	0.1	0.1
DeepIntent, Inc.	—	2.2
OIS Management Services, LLC	—	1.3
Arcutis Biotherapeutics, Inc.	—	0.8
Foundation Consumer Brands, LLC	—	0.2
Total Commitments	$23.0	$21.1

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Michael Gross, our Chairman, Co-Chief Executive Officer and President and Bruce Spohler, our Co-Chief Executive Officer, Chief
Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Shiraz Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial
Officer for the Adviser and Guy Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief
Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans, and SLR Secured Specialty Lending Fund, a non-exchange traded perpetual-life BDC whose principal focus is to invest in directly originated, senior secured loans to primarily U.S. based middle market companies across specialty finance investment strategies. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC, SLR Private Credit BDC II LLC and SLR Secured Specialty Lending Fund.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk, and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2026, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately fifteen cents per average Unit over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seventeen cents per average Unit over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Unit Per Year	$(0.15)	$0.17

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2026, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Formation(1)

3.2	Certificate of Amendment to Certificate of Formation(1)

3.3	Amended and Restated Limited Liability Company Agreement(1)

4.1	Form of Subscription Agreement(2)

10.1

Loan Financing and Servicing Agreement, dated as of August 14, 2026, among SLR HC BDC SPV, LLC, as the borrower, SLR HC BDC LLC, as the equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, the lenders and other agents from time to time parties thereto, and Western Alliance Trust Company, National Association, as the collateral agent, as the collateral custodian and as the collateral administrator(3)

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

(3) Previously filed as an exhibit to the Registrant’s report on Form 8-K filed with the SEC on August 20, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2026.

SLR HC BDC LLC

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)